Form 10QSB
period 1996-06-30
BEDFORD BANCSHARES INC
filed 1996-08-14
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to____________

                          Commission File No. 0-24330

                           Bedford Bancshares, Inc.
            (Exact name of registrant as specified in its charter)

            Virginia                                          54-1709924
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                 125 West Main Street, Bedford, Virginia 24523
                   (Address of principal executive offices)


                                (540) 586-2590
             (Registrant's telephone number, including area code)


Check whether issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class: Common Stock, par value $.10 per share
             Outstanding at August 5, 1996: 1,143,669 shares

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                             INDEX TO FORM 10-QSB


PART I      FINANCIAL INFORMATION                                   PAGE

Item 1      Financial Statements

            Consolidated  Statements of Financial  Condition
            at June 30, 1996 (unaudited) and September 30, 1995
            (audited)                                                 1

            Consolidated Statements of Income for the three
            and nine months ended June 30, 1995 and 1996
            (unaudited)                                               2

            Consolidated Statements of Cash Flows for the nine
            months ended June 30, 1995 and 1996 (unaudited)           3

            Notes to Unaudited Interim Consolidated Financial
            Statements                                                4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       5


PART II     OTHER INFORMATION

Item 1.     Legal proceedings                                         11

Item 2.     Changes in Securities                                     11

Item 3.     Defaults upon Senior Securities                           11

Item 4.     Submission of Matters to a Vote of Security Holders       11

Item 5.     Other Information                                         11

Item 6.     Exhibits and Reports on Form 8-K                          11

SIGNATURES

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                       September 30     June 30
                                                           1995          1996
                                                              (In Thousands)
Assets
Cash and cash equivalents............................   $   3,337      $ 2,675
Investment securities held for investment
 (estimated market value of $6,340 and $5,789).......       6,352        5,872
  $6,340 and $5,789).................................
Mortgage-backed securities held for investment
 (estimated market value of $31 and $27)..............         31           27
Mortgage-backed securities available for sale,
 at market value.....................................           -          481
Marketable equity securities available for sale,
 a market value......................................       3,660        3,820
Investment securities available for sale, at
 market value........................................       1,409        2,946
Loans receivable, net................................      97,669      103,452
Foreclosed real estate, net..........................           -            -
Property and equipment, net..........................       1,313        1,256
Accrued interest receivable..........................         713          634
Deferred income taxes................................         214          251
Refundable income taxes..............................         103            -
Other assets.........................................         253          369
                                                          -------      -------
    Total assets.....................................    $115,054     $121,783
                                                          =======      =======

Liabilities and Stockholders' Equity
Liabilities
Deposits.............................................    $ 90,063     $ 94,130
Advances from the Federal Home Loan Bank.............       5,000        8,000
Advances from borrowers for taxes and insurance......         545          366
Dividends payable....................................         186            -
Other liabilities....................................         575          693
Income taxes payable.................................           -           64
                                                          -------      -------
     Total liabilities...............................      96,369      103,253
                                                          -------      -------

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, par value $.10 per share,
 authorized 250,000; issues and outstanding, none....           -            -
Common stock, par value $.10 per share,
 authorized 2,750,000 shares; issued and outstanding
 1,204,875 and 1,161,169 at September 30, 1995 and
 June 30, 1996, respectively.........................         121          116
Additional paid in capital...........................      11,366       10,940
Retained earnings, substantially restricted..........       8,263        8,910
Unrealized (loss) gain on securities available
  for sale...........................................          (9)         (69)
Less stock acquired by ESOP and RRP..................     (1,056)       (1,367)
                                                          -------      -------
     Total stockholders' equity......................      18,685       18,530
                                                          -------      -------
     Total liabilities and stockholders' equity......    $115,054     $121,783
                                                          =======      =======


See notes to consolidated financial statements.



                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                     Three Months Ended         Nine Months Ended
                                           June 30                   June 30
                                  ------------------------  ------------------------
                                     1995         1996         1995          1996
                                  -----------  -----------  -----------   ----------
                                                    (In Thousands)
Interest Income:
 Loans..........................     $1,918       $2,078       $5,403        $6,211
 U.S. Government Obligations
   including agencies...........        173          199          529           551
 Mortgage-backed securities.....          1            9            3            12
 Other investments, including
   overnight deposits...........         13           37           32            84
                                      -----        -----        -----         -----
  Total interest income.........      2,105        2,323        5,967         6,858
                                      -----        -----        -----         -----
Interest Expense:
 Deposits.......................        906        1,026        2,570         3,086
 Borrowed funds.................         78           89          130           218
                                      -----        -----        -----         -----
  Total interest expense........        984        1,115        2,700         3,304
                                      -----        -----        -----         -----
  Net interest income...........      1,121        1,208        3,267         3,554
Provision for credit losses.....          8            -           15             -
                                      -----        -----        -----         -----
  Net interest income after
    provision for credit losses.      1,113        1,208        3,252         3,554
                                      -----        -----        -----         -----
Noninterest income:
 Service charges and fees on loans       85          122          274           255
 Other customer service fees and
   commissions..................         46           61          130           181
 Gain (loss) on sale of loans,
   investments and foreclosed
   real estate..................          1            -          (7)            30
 Other..........................          5            8           18            42
                                      -----        -----        -----         -----
  Total noninterest income......        137          191          415           508
                                      -----        -----        -----         -----
Noninterest expense:
 Personnel compensation and
   benefits.....................        370          364        1,018         1,101
 Occupancy and equipment........         65           89          186           254
 Data processing................         75           74          210           232
 Federal insurance of accounts..         48           53          148           154
 Advertising....................         19           23           56            65
 Professional fees..............         27           23          112            95
 Net cost of (gain on) operations
   of foreclosed real estate....          -            -            -             -
 Other..........................         53           89          182           263
                                      -----        -----        -----         -----
   Total noninterest expense....        657          715        1,912         2,164
                                      -----        -----        -----         -----
   Income before income taxes...        593          684        1,755         1,898
Provision for income taxes......        233          260          675           721
                                      -----        -----        -----         -----
  Net income....................    $   360      $   424       $1,080        $1,177
                                      =====        =====        =====         =====
  Net income per share..........    $  0.31       $ 0.38      $  0.92       $  1.05
                                      =====        =====        =====         =====


See notes to consolidated financial statements.




                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Nine Months Ended
                                                                    June 30
                                                           -----------------------
                                                              1995          1996
                                                           -----------    --------
                                                                (In thousands)
Operating activities:
  Net income.............................................     $1,080        $1,177
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for credit losses..........................         15             -
    Provision for depreciation and amortization..........         80          121
    Amortization of investment security premiums and
      accretion of discounts, net........................         (5)          (8)
    (Increase) decrease in deferred income taxes.........          -          (37)
    (Gain) loss on sale of loans, investments and
      foreclosed real estate                                       7          (30)
    Loans originated for sale............................        (54)        (152)
    Proceeds from sale of loans originated for sale......         54          152
    (Increase) decrease in interest receivable...........        (81)          79
    (Increase) decrease in other assets..................         63          (13)
    Increase (decrease) in other liabilities.............        131          182
                                                              ------       ------
      Net cash provided by (used in) operating activities      1,290        1,471
                                                              ------       ------
Investing activities:
    Proceeds from the sale of investments, available
      for sale                                                   392          500
    Proceeds from the maturities of investments..........        900        1,391
    Purchases of investment securities...................     (1,338)      (3,596)
    Net increase in loans to customers...................     (7,380)      (5,783)
    Principal collected on mortgage-backed securities....          5            8
    Purchases of premises, equipment and leasehold
      improvements                                              (156)         (64)
    Proceeds from the sale of REO........................          -           83
                                                               -----        -----
      Net cash provided by (used in) investing activities     (7,577)      (7,461)
                                                              ------       ------
Financing activities:
    Repurchase of stock..................................       (470)        (824)
    Proceeds - allocation of ESOP and RRP shares.........         25          149
    Dividends paid.......................................      (177)         (401)
    Net increase (decrease) in customer deposits.........     1,953         4,067
    Proceeds from advances and other borrowed money......     4,000         3,000
    Purchase of stock by ESOP and RRP....................         -          (484)
    Net increase (decrease) in advance payments from
      borrowers for taxes and insurance..................        (10)        (179)
                                                              ------       ------
        Net cash provided by financing activities........      5,321        5,328
                                                              ------       ------
        Increase (decrease) in cash and cash equivalents.       (966)        (662)
Cash and cash equivalents at beginning of period.........      2,553        3,337
                                                              ------       ------
Cash and cash equivalents at end of period...............    $ 1,587      $ 2,675
                                                              ======       ======
Supplemental disclosure:
    Net affect of adoption of FASB 115...................    $     9      $    69
                                                              ======       ======


See notes to consolidated financial statements.

          Note to Unaudited Interim Consolidated Financial Statements

                                 June 30, 1996


NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. (the "Corporation"), Bedford Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation, and First Financial Enterprises, Inc., a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim periods ended June 30, 1995 and 1996 are not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1995.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL CONDITION

      Total assets of the Corporation were $121.8 million at June 30, 1996, an increase of $6.7 million from September 30, 1995. A $5.8 million rise in loan receivables, primarily in mortgage loans, to $103.5 million at June 30, 1996 accounted for most of the increase. Funding for the asset growth was mainly provided by increases in deposits and FHLB borrowings. Stockholders' equity was $18.5 million on June 30, 1996, compared to $18.7 million on September 30, 1995, as the net income of $1.2 million was more than offset by the payment of $401,000 in dividends, stock repurchases of $824,000 and $484,000 of shares acquired by the RRP Plan.

      At June 30, 1996, nonperforming assets were $1,034,000, or .85% of total assets compared to $1,312,000, or 1.14% of total assets at September 30, 1995. During the third quarter of fiscal 1996, $452,000 of residential real estate loans were classified nonperforming. The addition of these loans to nonperforming status was more than offset by the $1.0 million shopping center loan which had been classified as a nonperforming asset at September 30, 1995 but was current at June 30, 1996.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1995 AND 1996

      General. For the nine months ended June 30, 1996, net income amounted to $1.2 million compared to $1.1 million for the same period of fiscal 1995. Expansion of both net interest and noninterest income was partially offset by growth of noninterest expense. A higher level of interest earning assets and an improvement in the net interest margin were the primary reasons for the increase in net interest income.

      Interest Income. Interest income totaled $6.9 million for the nine months ended June 30, 1996, a rise of 14.9% from the $6.0 million earned in the comparable period of fiscal 1995. A rise of 7.47% in average outstanding loans for the nine months ended June 30, 1996 compared to the same period of 1995 was the principal reason for the increase in interest income.

      Interest Expense. For the nine months ended June 30, 1996, interest expense amounted to $3.3 million, a 22.4% rise over the same nine months of fiscal 1995. A higher level of average interest bearing deposits and borrowed funds was responsible for the increase in interest expense.

      Net Interest Income. Net interest income for the nine months ended June 30, 1996 of $3.6 million was 8.8% higher than in the same nine months of fiscal 1995. A three basis point improvement in the net interest margin combined with the 8.00% rise in average earning assets were primary factors in the increase.

      Provision for Credit Losses. Based on management's ongoing evaluation of, among other things, the Bank's loan portfolio, market conditions, the Bank's market area and the current level of the allowance for credit losses, no additional provision for credit losses was needed during the nine months ended June 30, 1996. For the same nine month period of fiscal 1995, a provision for credit losses of $15,000 was recorded. The determination of the adequacy of the allowance for credit losses involves subjective judgements regarding future events and, therefore, there can be no assurance that additions to the allowance for credit losses will not be required in future periods. Management will continue to evaluate the level of the allowance for credit losses based on, among other things, growth of the loan portfolio, loan delinquency rates and general market conditions. There can be no assurances, however, that additional provisions will be required in future periods.

      Total Noninterest Income. Noninterest income rose to $508,000 for the nine months ended June 30, 1996 from $415,000 for the nine months ended June 30, 1995. The increase was focused in customer service fees related to NOW accounts. In addition, a $27,000 gain realized on the sale of foreclosed real estate during the first nine months of fiscal 1996, compared to a loss of $8,000 in the same period of fiscal 1995, added to the increase.

      Total Noninterest Expense. For the nine months ended June 30, 1996, noninterest expense amounted to $2.2 million compared to $1.9 million for the same nine months of fiscal 1995. Personnel compensation and benefits increased due to staff increases, the rising cost of benefits and general merit increases. Occupancy and equipment costs rose primarily due to expenses related to the installation and operation of three freestanding ATMs. Other expenses increased due to higher Federal Reserve processing charges and the cost of technical support for the ATMs.

      Provision for Income Taxes. The provision for income taxes increased for the nine months ended June 30, 1996, to $721,000 from $675,000 for the nine months ended June 30, 1996 due to the increased profitability of the Corporation.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1996

      General. Net income for the three months ended June 30, 1996 was $424,000, a 17.8% increase from the $360,000 earned in the same quarter of fiscal 1995. An increase of $87,000 in net interest income combined with a $54,000 rise in noninterest income accounted for the expansion. Partially offsetting the increase was a $58,000 increase in noninterest expense.

      Interest Income. Total interest income amounted to $2.3 million for the three months ended June 30, 1996 up from the $2.1 million earned in the comparable quarter of fiscal 1995. The increase was primarily due to an increase in the average balance of loans receivable to $100.9 million for the quarter ended June 30, 1996 from $92.4 million for the same period of 1995. This increase reflects the Corporation's continuing success in originating mortgage loans. In addition, the average balance of investments increased to $13.2 million for the three months ended June 30, 1996 from $11.0 million during the same quarter of fiscal 1995.

      Interest Expense. For the three months ended June 30, 1996, total interest expense rose to $1.1 million from the $1.0 million for the three months ended June 30, 1995,primarily due to an increase in the average balance of interest bearing liabilities to $93.9 million for the third quarter of fiscal 1996 from $86.1 million for the same quarter of fiscal 1995. The average balance of borrowings increased $1.3 million from $4.7 million for the three months ended June 30, 1995 to $6.0 million for the three months ended June 30, 1996.

      Net Interest Income. For the three months ended June 30, 1996, net interest income was $1.2 million, an increase of $87,000 over the net interest income recorded for the same three months of fiscal 1995. A 7.81% increase in average earning assets for the three months ended June 30, 1996 over the same period for fiscal 1995 was the major factor in the improvement.

      Provision for Credit Losses. There was no provision for credit losses taken during the three months ended June 30, 1996 compared to a provision of $8,000 recorded in the same three months of fiscal 1995. See the discussion of Provision for Credit Losses contained on pages 5 and 6 contained elsewhere herein.

      Total Noninterest Income. Noninterest income totaled $191,000 for the third quarter of fiscal 1996 compared to $137,000 for the same three month period of fiscal 1995. Service charges and fees on loans increased $37,000 due to the increased level of loans closed during the three months ended June 30, 1996, while other customer service fees and commissions rose $15,000 due primarily to growth of and increased activity in deposit accounts.

      Total Noninterest Expense. Total noninterest expense was $715,000 for the three months ended June 30, 1996, up $58,000 from the $657,000 total for the comparable quarter of fiscal 1995. Occupancy and equipment expenses were up $24,000 and other expenses were up $36,000 primarily due to costs associated with the installation and operation of ATMs.

      Provision for Income Taxes. The provision for income taxes was $260,000 for the three months ended June 30, 1996 compared to a provision of $233,000 for the same three months of fiscal 1995. The increase was due to the increased profitability of the Corporation.

      Capital Compliance. The following table presents the Bank's compliance with its regulatory requirements of June 30, 1996. (Dollar amounts in thousands).

                                                       June 30, 1996
                                                               Percentage
                                                  Amount        of assets
                                                  (Dollars in thousands)
GAAP Capital.................................      $15,699       12.81%
                                                    ======       =====

Tangible capital.............................      $15,632       12.78%
Tangible capital requirement ................        1,835        1.50
                                                    ------       -----
Excess.......................................      $13,797       11.28%
                                                    ======       =====

Core capital.................................      $15,632       12.78%
Core capital requirement.....................        3,669        3.00
                                                    ------       -----
Excess.......................................      $11,963        9.78%
                                                    ======       =====

Total risk-based capital (1).................      $16,212       24.09%
Total risk-based capital requirement (1).....        5,385        8.00
                                                    ------       -----
Excess.......................................      $10,827       16.09%
                                                    ======       =====

- ---------------
(1)  Based on risk-weighted assets of $67,311


      Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

      The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of June 30, 1996, such borrowed funds totaled $8.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

      The Bank is required under Federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less then 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 8.46% and 7.85% at June 30, 1996 and 1995, respectively, and its short term liquidity was 3.51% and 2.08% at such dates, respectively.

      The amount of certificate accounts which are scheduled to mature during the next twelve months ending June 30, 1997, is approximately $38.7 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

      At June 30, 1996, the Bank had loan commitments outstanding of $3.1 million and no commitments to purchase mortgage-backed or investment securities. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

      Impact of Inflation and Changing Prices

      The consolidated financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies,  nearly all of the  assets and  liabilities  of the  Corporation  are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

      Potential One-Time Assessment

      The FDIC charges an annual assessment for the insurance of deposits based on the risk that a particular institution poses to the insurance fund. Under this risk-based system, a thrift pays within a range of 23 to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment as determined by the FDIC. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time.

      Because the SAIF is currently well below the desired level, pending legislation calls for a one time special assessment of approximately 85 cents per $100 on all SAIF insured deposits at March 31, 1995, in order to recapitalize the SAIF to the designated reserve ratio of 1.25% of its insured deposits. This assessment, if enacted, would cost the Bank approximately $719,000 (before taxes). There can be no assurance as to the final form, if any, of such special assessment. In addition, under the FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U. S. Treasury or for any other reason deemed necessary. Furthermore, due to the disparity between deposit insurance premiums paid by members of the SAIF (such as the Bank) and members of the Bank Insurance Fund ("BIF") (e.g., most commercial banks), the bank may be at a competitive disadvantage as a result of it being required to pay higher premiums as a member of the SAIF. The Bank's Federal deposit insurance premium expense for the nine months ended June 30, 1995 and 1996 amounted to approximately $148,000 and $154,000, respectively.

      Recent Legislation - Recapture of Post-1987 Bad-Debt Reserves

      On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. At June 30, 1996, the Bank had $505,000 of post 1987 bad-debt reserves. Any recapture of the Bank's bad-debt reserves may have an adverse effect on net income. The Bank is currently evaluating this legislation to determine the effect on the Bank's financial condition.



                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                             Key Operating Ratios
                                  (Unaudited)

                                           For the                       For the
                                     Three Months Ended             Nine Months Ended
                                           June 30                       June 30
                                 ---------------------------  -------------------------
                                    1995(1)        1996(1)       1995(1)        1996(1)
                                 -------------  ------------  -------------  ----------
Earnings per common share (2)..      $0.31         $0.38          $0.92          $1.05
                                      ====          ====           ====           ====
Return on average assets.......       1.30%         1.42%          1.33%          1.34%
Return on average equity.......       7.67%         9.12%          7.50%          8.38%
Interest rate spread...........       3.35%         3.36%          3.36%          3.37%
Net interest margin............       4.22%         4.22%          4.19%          4.22%
Noninterest expense to average
assets.........................       2.38%         2.39%          2.37%          2.47%
Net charge-offs to average
outstanding loans..............       0.00%         0.00%          0.00%          0.00%



                                                            At                  At
                                                    September 30, 1995     June 30, 1996
                                                    ------------------     -------------
                                                            (Dollars in Thousands)
Nonaccrual and 90 days past due loans.............        $1,312                $1,034
Repossessed real estate...........................             -                     -
                                                           -----                 -----
Total nonperforming assets........................        $1,312                $1,034
                                                           =====                 =====


Allowance for credit losses to nonperforming assets      48.78%                 61.70%
Nonperforming loans to total loans................        1.34%                  1.00%
Nonperforming assets to total assets..............        1.14%                  0.85%

Book value per share (3)..........................      $16.81                 $16.96
                                                         =====                  =====

- ---------------

(1)   The ratios for the three- and nine-month periods are annualized
(2) The average number of shares outstanding during the three and nine months ended June 30, 1996 were 1,115,240 and 1,123,771, respectively. The average number of shares outstanding during the three and nine months ended June 30, 1995 were 1,177,273 and 1,178,293, respectively.
(3) The number of shares outstanding as of September 30, 1995 and June 30,1996 were 1,111,608 and 1,093,139, respectively, net of unallocated ESOP shares.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

            Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at June 30, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 11:  Statement regarding computation of earnings per share.

   (b)  Reports on Form 8-K

        On May 2, 1996, the Corporation filed a Form 8-K announcing that it had completed its repurchase of 5% of its Common Stock. The Corporation purchased 61,893 shares of its Common Stock in open market transactions.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BEDFORD BANCSHARES, INC.




Date: August 5, 1996                By: /s/ Harold K. Neal
                                        Harold K. Neal
                                        Executive Vice President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 5, 1996                By: /s/ James W. Smith
                                        James W. Smith
                                        Vice President and Treasurer
                                        (Principal Accounting and
                                          Financial officer)