Form 10KSB40
period 1996-09-30
BEDFORD BANCSHARES INC
filed 1996-12-30
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended September 30, 1996, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to ____________________ to _________________

Commission File Number:  0-24330

                           BEDFORD BANCSHARES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

Virginia                                                        54-1709924
---------------------------------------------                ------------------
(State or other jurisdiction of incorporation                 I.R.S. Employer
or organization)                                             Identification No.

125 West Main Street, Bedford, Virginia                             24523
---------------------------------------                           ----------
(Address of principal executive offices                           (Zip Code)

Registrant's telephone number, including area code:            (540) 586-2590
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X   NO    .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $9,999,000.

      As of December 6, 1996, there were issued and outstanding 1,143,669 shares of the registrant's Common Stock.

      The registrant's voting stock is traded over-the-counter under the symbol "BFSB." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as reported by the Nasdaq National Market on December 6, 1996, was $16,207,987.

Transition Small Business Disclosure Format (check one)
YES      NO  X

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Annual Report to Stockholders for the Fiscal Year ended September 30, 1996. (Parts I, II and IV)

  2. Portions of Proxy Statement for the 1997 Annual Meeting of stockholders. (Part III)

                                    PART I

Item 1.  Business

The Company

      Bedford Bancshares, Inc. (the "Company") is a Virginia corporation organized in March of 1994 at the direction of Bedford Federal Savings Bank ("Bedford Federal" or the "Savings Bank") to acquire all of the capital stock that the Savings Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On August 19, 1994, the Savings Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Savings Bank retains a specified amount of its assets in housing related investments.

The Savings Bank

     Bedford Federal, a wholly owned subsidiary of the Company, was founded in 1935 and is primarily engaged in attracting deposits from the general public and using those funds to originate real estate loans on one- to four- family residences and, to a lesser extent, multi-family, commercial real estate and consumer loans. The Savings Bank has offices in the city of Bedford and in Forest and Moneta, which are located in Bedford County, Virginia. In addition, the Savings Bank invests in investment securities and mortgage-backed securities. The Savings Bank offers its customers fixed-rate, and adjustable-rate mortgage loans, as well as consumer loans, including home equity and savings account loans. Adjustable-rate mortgage loans are originated for retention in the Savings Bank's portfolio while fixed-rate mortgage loans are generally sold upon origination into the secondary market. All consumer loans are retained in the Savings Bank's portfolio.

     The principal sources of funds for the Savings Bank's lending activities are deposits, the amortization, repayment and maturity of loans and investment securities and advances from the Federal Home Loan Bank ("FHLB") of Atlanta. Primary sources of income are interest and fees on loans and investment securities and customer service fees and commissions. The Savings Bank's primary expense is interest paid on deposits.

Market Area/Competition

      The City and County of Bedford are the Savings Bank's primary market area. The Bedford City/County area consists of over 770 square miles and is located in the west-central portion of Virginia known as the Piedmont Plateau. The Savings Bank's main office is located at 125 West Main Street in the City of Bedford, Virginia, and two other offices are located at opposite ends of Bedford County. An office in Forest serves the eastern part of the county, as well as parts of the City of Lynchburg, Campbell and Amherst Counties. The office located in Moneta serves the southern and western parts of Bedford County, as well as the area surrounding Smith Mountain Lake which includes portions of Franklin and Roanoke Counties.

      The City of Bedford is located approximately 25 miles west of the City of Lynchburg and 30 miles east of Roanoke. The City of Bedford serves as the county seat and the commercial and retail hub of the area with a market of over 55,000 persons. The Bedford area enjoys a diversified economy comprised of manufacturing, wholesale, retail, service, agriculture and tourism.

      The Savings Bank is the only financial institution headquartered in Bedford City/County. This area is also served by branch offices of five regional commercial banks and a branch office of a thrift headquartered in Lynchburg. The Savings Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition for deposits comes primarily from commercial banks and competition for loans comes primarily from branches of commercial banks and thrifts, as well as mortgage companies that operate in the areas which comprise the Savings Bank's primary market area. Due to their size, many of the Savings Bank's competitors possess greater financial and marketing resources.

Lending Activities

      General. The Savings Bank's loan portfolio predominantly consists of adjustable-rate mortgage loans or short-term fixed-rate loans secured by one-to four family residences and to a lesser extent, commercial real estate, construction and consumer loans. Fixed rate mortgage loans with maturities exceeding 15 years generally are sold with servicing rights retained by the Savings Bank in the secondary market.

      The following table sets forth the composition of the Savings Bank's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.



                                             1996                    1995
                                       --------------------     --------------------
                                                 Percent of               Percent of
                                       Amount      Total        Amount      Total
                                       ------    ----------     ------    ----------
                                                (Dollars in Thousands)
Real estate:
  Residential:
    One- to four-family............    $ 84,235     74.53%    $ 75,341      74.08%
    Multi-family...................       1,000        .88         223         .22
  Commercial.......................       4,998       4.42       4,379        4.31
  Construction.....................       9,783       8.66       9,732        9.56
  Land.............................       4,127       3.65       3,588        3.53
Consumer and commercial business...       8,878       7.86       8,436        8.30
                                        -------     ------     -------      ------
      Total loans..................     113,021     100.00%    101,699      100.00%
                                                    ======                  ======

Less:
  Unearned discounts, premium,
    deferred loan fees, net........         299                    396
  Loans-in-process.................       3,199                  2,994
  Allowance for credit losses......         650                    640
                                        -------                -------
    Total loans, net...............    $108,873               $ 97,669
                                        =======                =======



     The following table sets forth the maturity of the Savings Bank's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $23.6 million for the year ended September 30, 1996. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.



                                                                              At September 30, 1996
                                              -------------------------------------------------------------------------------
                                                                                                       Consumer
                                               One- to                                                   and         Total
                                                Four-      Multi-   Commercial                        Commercial     Loans
                                               Family      Family   Real Estate  Construction   Land   Business    Receivable
                                               -------     ------   -----------  ------------   ----  ----------   ----------

                                                                                 (In thousands)
Amounts due:
  One year or less ....................      $     38    $     1    $  1,956      $  7,736     $   21  $  2,229    $ 11,981
                                               ------     ------     -------       -------      -----   -------     -------
  After one year:
    More than one year to three years..           260         --          54           866        170     2,212       3,562
    More than three years to five years           669         --         288           717      1,853     2,996       6,523
    More than five years to 10 years...         6,337        300         828            47      1,181     1,348      10,041
    More than 10 years to 20 years.....        26,871        699       1,872           352        902        87      30,783
    More than 20 years ................        50,060         --          --            65       --           6      50,131
                                               ------     ------     -------       -------      -----   -------     -------

     Total due after one year .........        84,197        999       3,042         2,047      4,106     6,649     101,040
                                               ------     ------     -------       -------      -----   -------     -------
     Total amounts due ................        84,235      1,000       4,998         9,783      4,127     8,878     113,021
Less:
  Loans-in-process ....................            --         --          --         3,199         --        --       3,199
  Unearned discounts, premiums and
   deferred loan fees, net ............           239          3          14            28         12         3         299
  Allowance for credit losses .........           445          1          50            40         25        89         650
                                               ------     ------     -------       -------      -----   -------     -------
    Loans, net ........................      $ 83,551    $   996    $  4,934      $  6,516     $4,090  $  8,786    $108,873
                                               ======     ======     =======       =======      =====   =======     =======


      The following table sets forth the dollar amount of all loans due after September 30, 1997, which have fixed interest rates and which have floating or adjustable interest rates.

                                                      Floating or
                                  Fixed Rates       Adjustable Rates     Total
                                  -----------       ----------------   ---------
Real estate loans:                                  (In thousands)
   One- to four-family....          $10,645             $75,599        $ 86,244
   Multi-family...........              171                 828             999
   Commercial real estate               955               2,087           3,042
   Land...................            2,856               1,250           4,106
Consumer and commercial
  business................            3,174               3,475           6,649
                                     ------              ------         -------
  Total...................          $17,801             $83,239        $101,040
                                     ======              ======         =======


      One- to Four-Family Residential Loans. The Savings Bank's primary lending activity consists of the origination of one-to four-family, owner-occupied, residential mortgage loans secured by property located in the Savings Bank's primary market area. Management believes that its policy of focusing on one- to four-family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

     The Savings Bank currently offers adjustable-rate mortgage loans ("ARMS") that adjust every one or three years, some have a fixed rate for seven years before adjusting annually and have terms from 10 to 30 years. Generally, the interest rates on ARMs are based on treasury bill indices and are adjustable once a year with certain limitations on adjustments per period and over the life of the loan. All ARMs have a "floor rate", whereby interest charged on such loans cannot be reduced below the rate set forth in the loan documents, thereby insulating the Savings Bank from lower yields due to further reductions in interest rates. The Savings Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. The Savings Bank does not originate loans with negative amortization.

     Bedford Federal originated $19.0 million and $16.8 million of adjustable-rate, one- to four-family permanent and construction mortgage loans during the fiscal years ended September 30, 1996 and 1995, respectively. The Savings Bank's total one- to four-family ARM portfolio amounted to $75.6 million of the Savings Bank's gross loans receivable at September 30, 1996.

      The retention of ARMs in the Savings Bank's portfolio greatly helps to reduce the Savings Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks which would result from potential increased payments to the borrower as a result of repricing of ARMs. It is possible that during periods of rapidly rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest cost to the borrower. Additionally, the ARMs originated by the Savings Bank historically have provided for initial rates of interest below the fully indexed rates that would prevail were the index used for repricing applied initially. These loans are subject to increased risk of delinquency or default when the higher, fully-indexed rate of interest subsequently comes into effect and replaces the lower initial rate. The Savings Bank attempts to limit such potential risk by placing limitations on the interest rate adjustments. Although the potential exists for a higher rate of delinquency on ARMs versus fixed-rate loans, Bedford Federal has not experienced a disproportionate share of delinquencies or defaults in its ARM portfolio.

      Generally, during periods of rising interest rates, the risk of default on ARMs is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. To help reduce such risk, the Savings Bank qualifies the loan at the fully indexed accrual rate, as opposed to the original interest rate. ARMs may be made at up to 95% of the loan to value ratio. Although ARMs allow the Savings Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Savings Bank's ARMs will adjust sufficiently to compensate for increases in the Savings Bank's cost of funds.

     The Savings Bank also offers  conventional  fixed-rate  one- to four-family mortgage loans with terms from 10 to 30 years. Fixed-rate loans are generally underwritten either according to the Federal Home Loan Mortgage Corporation ("FHLMC")or Federal National Mortgage Association ("FNMA") guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. The Savings Bank originates and holds its fixed-rate mortgage loans with maturities not exceeding 15 years in its portfolio. Bedford Federal originated $2.2 million and $3.0 million in permanent fixed-rate, one- to four-family mortgage loans during the years ended September 30, 1996 and 1995, respectively. The Savings Bank sold $152,000 and $184,000 of the loans originated during the fiscal years ended September 30, 1996 and 1995, respectively. In addition, the Savings Bank originated $167,000 and $262,000 in fixed-rate one-to four-family mortgage loans for the Virginia Housing Development Authority ("VHDA") in fiscal 1996 and 1995, respectively.

      While one- to four-family residential real estate loans are normally originated with terms from 10 to 30 years, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the mortgage loans in the Savings Bank's loan portfolio contain due-on-sale clauses providing that the Savings Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Savings Bank enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

      Construction Lending. The Savings Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, involving commercial and multi-family properties. These properties are located in the Savings Bank's market area.

     Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence on a construction/permanent basis. Loans for speculative housing construction are made to area builders only after a thorough background check has been made. This background check includes an analysis of the builder's financial statements, credit report and reference checks with subcontractors and suppliers. The Savings Bank usually will have no more than three construction loans outstanding at any time to any builder. Construction loans on speculative properties are limited to a maximum loan-to-value ratio of 80% and have a maximum maturity of 12 months. Loan proceeds are disbursed in increments as construction progresses. Accrued interest on loan disbursements is paid monthly. At September 30, 1996, the Savings Bank had $1.2 million in construction loans outstanding secured by unsold properties, with $271,000 in loans-in-process (funds being held for construction progress) outstanding and attributed to these loans. The Savings Bank has experienced increased residential construction lending in its market area, primarily in the Forest, Virginia area. This increased lending is a result of the recruitment by the Savings Bank of several financially strong small builders as customers in the Forest area.

     Construction/permanent loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Savings Bank's permanent mortgages on existing properties except that the builder must qualify as a Savings Bank approved contractor, and the loans generally provide for disbursement of loan proceeds in stages during a construction period of up to six months. Borrowers are required to pay accrued interest on the outstanding balance monthly during the construction phase. At September 30, 1996, there was $9.8 million outstanding in construction loans to owner/borrowers with $3.2 million outstanding loans-in-process allocated to these projects. Construction loans originated on commercial and multi-family properties amounted to $0 and $385,000 during fiscal 1996 and 1995, respectively. The Savings Bank originated $9.9 million and $10.8 million in construction loans on one- to four-family properties during fiscal years 1996 and 1995, respectively.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, it may be necessary for the Savings Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Savings Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the construction. If the Savings Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Savings Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Savings Bank has sought to minimize this risk by limiting construction loans to qualified borrowers on properties located in the Savings Bank's market area and by limiting the number of construction loans for speculative purposes outstanding at any time.

      Multi-Family and Commercial Real Estate Loans. The Savings Bank offers multi-family and commercial real estate loans, however, this type of lending represents a small portion of the Savings Bank's lending activities. Commercial real estate loans consist of permanent loans secured by small office buildings, churches, shopping centers and other non-residential buildings on real estate located in the west-central Virginia area.

      Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation or management of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Savings Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. In certain instances, the Savings Bank will require personal guarantees. Substantially all of the properties securing the Savings Bank's commercial and multi-family real estate loans are inspected by the Savings Bank's lending personnel before the loan is made. The Savings Bank also obtains appraisals on each property. At September 30, 1996, the largest commercial or multi-family real estate loan had a balance of $1.6 million and was performing.

      Land Lending. Land loans are made primarily to individuals on developed residential lots located in the Savings Bank's market area. Land lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of unimproved and developed lots or land under development, predicated on the future value of the property upon completion of development. Loans on undeveloped land may run the risk of adverse zoning changes, environmental or other restrictions on future use. Because of these factors, the analysis of land loans requires an expertise that is different in significant respects from that which is required for residential mortgage lending.

     Consumer and Commercial Business Loans. The Savings Bank views consumer lending as an important component of its lending operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Savings Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, the Savings Bank has recently focused on consumer lending by marketing consumer loans to existing and potential customers. All branches are now able to originate consumer loans. Regulations permit federally chartered savings associations to make secured and unsecured consumer loans up to 35% of the Savings Bank's assets, with no limit for credit cards and educational loans. In addition, the Savings Bank has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by savings accounts.

      Consumer loans consist of automobile loans, savings account loans, home equity, personal secured and unsecured loans and home improvement loans. As of September 30, 1996, $1.5 million of such loans consisted of automobile loans.

      The underwriting standards employed by the Savings Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration, however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

      Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Savings Bank adds a general provision to its consumer loan loss allowance, based on general economic conditions, prior loss experience and management's periodic evaluation. See "--Loan Delinquencies and Non-Performing Assets and Classified Assets" for information regarding the Savings Bank's loan loss experience and reserve policy.

      Regulations authorize the Savings Bank to make secured and unsecured loans for commercial, corporate, business and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 20% of the Savings Bank's assets. Any loans in excess of 10% of assets must be made to qualifying small businesses and farms. In addition, another 10% of total assets may be invested in commercial equipment leasing. The Savings Bank has offered limited commercial business loans since the early 1980s, primarily to existing customers. Generally, the Savings Bank's commercial business loans are secured by real estate or other assets.

      It is the policy of Bedford Federal annually to request financial statements from commercial loan borrowers. The financial statements are reviewed as received by management to detect any conditions or trends which may affect the ability of the borrower and/or cash flows of the project to repay the debt.

      Loan Solicitation and Processing. The Savings Bank's sources of mortgage loan applications are referrals from existing or past customers, real estate brokers, builders, call-in and walk-in customers and also the result of advertising.

      All loans are underwritten and approved by the loan committee. Any loan up to $300,000 is reviewed and approved by two members of the loan committee. Any loan over $300,000 is reviewed and approved by three members of the loan committee. All loan approvals are ratified by the Board of Directors on a monthly basis.

     The Savings Bank uses independent fee appraisers on all real estate related transactions. Each fee appraiser used must be state licensed or state certified and approved by Bedford Federal's Board of Directors. It is the Savings Bank's policy to obtain title insurance or an attorney's opinion and certification of title and fire and casualty insurance for all mortgage loans. If appropriate, flood insurance is also required.

     Loan Originations, Purchases, Sales and Repayments. The following table sets forth the Savings Bank's loan originations, sales, and principal repayments for the periods indicated. The Savings Bank did not purchase any loans during these periods.

                                            For the Year Ended
                                               September 30,
                                            --------------------
                                             1996          1995
                                            -------       ------
                                             (In thousands)
Gross loans:
Beginning balance....................       $97,669      $ 89,309
                                             ------       -------
  Loans originated:
   One- to four-family...............        15,473         8,159
   Multi-family......................            --           130
   Commercial real estate............           126           315
   Construction......................        11,559        11,233
   Land..............................         2,393         1,566
   Consumer and commercial
     business........................         8,616         7,003
                                            -------      --------
      Total loans originated.........        38,167        28,406
                                            -------      --------
Less:
  Transfer to foreclosed real estate.            --            --
  Principal repayments...............        23,612        16,868
  Sales of loans.....................           152           184
  Loans-in-process...................         3,199         2,994
                                            -------      --------
Net loan activity....................        11,204         8,360
                                           --------       -------
Ending balance.......................      $108,873      $ 97,669
                                            =======       =======

      Loan Sales. The Savings Bank generally underwrites fixed-rate one- to four-family mortgage loans pursuant to FHLMC and FNMA guidelines to facilitate sale in the secondary market. However, all fixed-rate mortgage loans with terms not exceeding 15 years are retained in the Savings Bank's portfolio. Loans with maturities exceeding 15 years generally are sold with servicing rights retained by the Savings Bank unless the loan was originated for community reinvestment purposes. Prior to 1992, the Savings Bank retained all fixed-rate mortgage loans originated as management sought to increase its mortgage loan holdings to a desired level. See also "--One- to Four-Family Residential Loans."

      Loan Commitments. The Savings Bank issues written, formal commitments as to interest rate to prospective borrowers on all real estate loans at the date of application. The interest rate commitment is good for 60 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the 60 day period to close the loan at the interest rate committed. At
September 30, 1996, the Savings Bank had $1.8 million of commitments to originate mortgage loans, $2.0 million in unfunded home equity loans and $.4 million in unfunded commercial lines of credit.

     Loan Processing and Servicing Fees. In addition to interest earned on loans, the Savings Bank recognizes fees and service charges which consist primarily of fees charged for loan originations and loans serviced for others and late charges. The Savings Bank recognized loan servicing fees of $403,000 and $345,000 for the years ended September 30, 1996 and 1995, respectively. As of September 30, 1996, loans serviced for others totalled $2.7 million. To the extent possible, the Savings Bank intends to expand the amount of loans serviced for others through the continued sale of fixed-rate, long-term loans to others and through the VHDA.

      Loans to One Borrower. Current regulations limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is greater. Under such regulations, the Savings Bank's maximum loan-to-one borrower limit was approximately $2.4 million as of September 30, 1996. See " -- Classified Assets."

     The Savings Bank's largest loan to one borrower is a loan originated jointly in May 1988 by three financial institutions in the amount of $3.5 million of which Bedford Federal loaned approximately $1.2 million. During fiscal 1996 the three financial institutions loaned an additional $1.2 million of which Bedford Federal loaned $400,000, for remodeling to accommodate the relocation of a national chain grocer within the shopping center. The balance of the amount due Bedford Federal was $1.6 million at September 30, 1996. This loan is secured by a shopping center located in the City of Bedford and was performing at September 30, 1996.

      Loan Delinquencies and Non-performing Assets. The Savings Bank's collection procedures provide that when a mortgage loan is 15 days past due, a computer printed delinquency notice is sent. If payment is still delinquent at the end of that month, within five days a telephone call is made to the borrower. If the delinquency continues, subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days or more, the Board of Directors of the Savings Bank generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made and a specific reserve for 100% of uncollected interest is established, thus effecting non-accrual status. Collection procedures for non-mortgage loans generally begin after a loan is 10 days delinquent.

      Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of fair value or cost. Valuations are periodically performed by management and subsequent charges to specific loss allowances are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell. See "-- Foreclosed Real Estate."

      At September 30, 1996 and 1995, delinquencies in the Savings Bank's loan portfolio were as follows:



                                                      At September 30,
                  ------------------------------------------------------------------------------------------
                                         1996                                         1995
                      ------------------------------------------   -----------------------------------------

                          60-89 Days          90 Days or More          60-89 Days          90 Days or More
                      ------------------    --------------------   ------------------    -------------------
                      Number   Principal    Number    Principal    Number   Principal    Number    Principal
                        of      Balance       of       Balance       of      Balance       of       Balance
                      Loans     of Loans     Loans     of Loans    Loans     of Loans     Loans     of Loans
                      ------   ---------    ------    ---------    ------   ---------    ------    ---------

One- to four-
   family.......         9        $651          4      $  510         5        $465          4      $  266
Multi-family....        --          --         --          --        --          --         --          --
Commercial
   real estate..        --          --          1          54        --          --          1        1,042
Land............        --          --         --          --         1          17         --          --
Consumer and
 commercial
 business.......         8          83          6         120         4          21          2           4
                       ---        ----         --        ----       ---         ---         --        ----
   Total........        17        $734         11        $684        10        $503          7      $1,312
                        ==         ===         ==         ===       ===         ===         ==       =====
Delinquent loans
  to total loans                   .67%                   .63%                  .52%                  1.34%



      Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation of its portfolio. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has the ability to make periodic interest and principal payments or is no longer delinquent, and the loan is returned to accrual status. The Savings Bank ceases the accrual of interest on delinquent loans upon foreclosure. At September 30, 1996, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standard ("SFAS") 15. The following table sets forth information regarding loans which are 90 days or more delinquent.

                                               At September 30,
                                               ----------------
                                                1996       1995
                                               -------   ------
                                                (In thousands)

Loans 90 days or more delinquent...........       $684    $1,312
Foreclosed real estate.....................         --         -
                                                   ---     -----
    Total non-performing assets............       $684    $1,312
                                                   ===     =====

--------------------------
(1) A 100% reserve is established for interest on loans 90 days or more delinquent. At September 30, 1996 and 1995, the balance of the reserve for accrued interest on loans delinquent 90 days or more was $168,000 and $122,000, respectively. At September 30, 1996, the Savings Bank had no loans accounted for on a nonaccrual basis which were less than 90 days past due.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

"Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Savings Bank's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific provision for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital.

      At September 30, 1996,  the Savings Bank's problem assets were as follows:
$83,000 were designated special mention, $670,000 were classified as substandard and none were classified as doubtful or loss.

      Foreclosed Real Estate. Real estate acquired by the Savings Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of fair value less estimated selling costs, or the balance of the loan on the property at the date of foreclosure. The Savings Bank held no foreclosed real estate at September 30, 1996.

      Provision for Credit and Foreclosed Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for credit losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Savings Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, perceived risks, delinquency ratios, economic conditions and the estimated net realizable value of the underlying collateral. During the years ended September 30, 1996 and 1995, the Savings Bank charged $22,000 and $20,000, respectively, to the provision for credit losses. There were no charges to the provision for losses on foreclosed real estate for either fiscal 1996 or 1995.

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

      Allowance Analysis. The following table sets forth the Savings Bank's allowance for credit losses, allowance for losses on foreclosed real estate and related ratios.

                                                   At or For the Year Ended
                                                        September 30,
                                                   ------------------------
                                                       1996         1995
                                                   ----------    ----------
                                                     (Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period................          $640         $636
                                                         ---          ---
 Charge-offs:
   One- to four-family........................            --           --
   Multi-family...............................            --           --
   Commercial real estate.....................            --           --
   Construction and land......................            --           --
   Consumer and commercial business...........            12           18
                                                         ---          ---
     Total charge-offs........................            12           18
  Recoveries..................................            --            2
  Provisions charged to income................            22           20
                                                         ---          ---
Balance at end of period(1)...................        $  650         $640
                                                         ===          ===

Allowance for losses on foreclosed real estate:
Balance at beginning of period................        $   --         $ --
  Provision charged to income.................            --           --
  Charge-offs.................................            --           --
  Recoveries..................................            --           --
                                                       -----          ---
Balance at end of period......................        $   --         $ --
                                                       =====          ===

Ratios of net charge-offs during the period
  to average loans outstanding during the
  period......................................           .01%         .02%
Ratio of allowance for losses to total
  loans at the end of the period(2)...........           .60%         .63%
Ratio of allowance for losses to non-
  performing assets at the end of the
  period(2)...................................         95.03%       48.78%

------------------
(1) Includes reserves attributable to loans classified as "loss," which totalled $-0- at September 30, 1996 and 1995.
(2) Allowance for losses includes valuation allowances on loans and foreclosed real estate.

      Allowance by Loan Category. The following table sets forth the Savings Bank's allocation of the allowance for credit losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for credit losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category.


                                                        At September 30,
                                        -------------------------------------------------
                                               1996                      1995
                                        ----------------------    -----------------------
                                                   Percent of                Percent of
                                                 Loans in Each              Loans in Each
                                                   Category to               Category to
                                        Amount     Total Loans    Amount     Total Loans
                                        -------  -------------    ------    -------------
                                                       (Dollars in Thousands)

One- to four-family...............       $445         68.46%       $469          74.08%
Multi-family......................          1           .15           1            .22
Commercial real estate............         50          7.69          44           4.31
Construction......................         40          6.15          39           9.57
Land..............................         25          3.85          22           3.52
Consumer and commercial
 business.........................         89         13.70          65           8.30
                                          ---        ------         ---         ------
  Total valuation allowances(1)(2)       $650        100.00%       $640         100.00%
                                          ===        ======         ===         ======

------------------
(1) Includes reserves attributable to loans classified as "loss," which totalled $-0- at September 30, 1996 and 1995.
(2) Includes $-0- of allowance for losses on foreclosed real estate at both September 30, 1996 and 1995.

Investment and Mortgage-backed Securities Activities

      Investment Securities. The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Savings Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Savings Bank's loan origination and other activities. At September 30, 1996, the Savings Bank had an investment securities portfolio of approximately $11.5 million, consisting primarily of U.S. government and agency obligations, Federal Home Loan Bank ("FHLB") stock and marketable equity securities. Marketable equity securities consist of the Asset Management Fund for Financial Institutions, Inc. ("AMF Fund"), a mutual fund that invests in securities eligible for direct investment by savings associations and a $48,000 investment in corporate common stock. The Savings Bank uses this fund to increase its short-term yield, primarily on overnight funds. The AMF Fund consists primarily of adjustable-rate mortgage-related securities. These funds are marked to the lower of cost or market at the end of each month with all adjustments in value reported to the Board of Directors monthly. At September 30, 1996, the Savings Bank had $3.8 million or 30.2% of its investment securities portfolio in the AMF Fund. Bedford Federal will continue to seek high quality investment securities with short to intermediate maturities and durations from one to five years.

      Mortgage-backed Securities. The Savings Bank purchased additional mortgage-backed securities during fiscal 1996. The mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by an interest in pools of conventional mortgages originated by other financial institutions.

      Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to 30 years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

      The Savings Bank did not sell any mortgage-backed securities during the years ended September 30, 1996 and 1995.

      As of September 30, 1996, mortgage-backed securities amounted to $482,000 or .38% of total assets. All mortgage-backed securities were fixed-rate.

      Investment Carrying and Market Values. The following table sets forth certain information regarding the carrying and market values of the Savings Bank's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities at the dates indicated:

                                                                    At September 30,
                                                      -------------------------------------------
                                                             1996                    1995
                                                      ------------------     --------------------
                                                      Carrying    Market     Carrying      Market
                                                        Value      Value       Value       Value
                                                      ---------   ------     --------      ------
                                                                     (In thousands)

Federal funds sold and other short-term investments    $  223     $  223      $   725     $   725
Investment securities:
  Held for investment:
    FHLB stock...................................         932        932          932         932
    U.S. Government and agency obligations.......       5,214      5,161        5,420       5,377
                                                        -----      -----        -----       -----
      Total held for investment..................       6,369      6,316        7,077       7,034
Held for sale:
    U.S. Government and agency obligations.......       1,860      1,860        1,409       1,409
    Marketable equity securities.................       3,879      3,879        3,660       3,660
                                                       ------     ------       ------      ------
      Total held for sale........................       5,739      5,739        5,069       5,069
                                                       ------     ------       ------      ------
      Total .....................................     $12,178    $12,055      $12,146     $12,103
                                                       ======     ======       ======      ======
Mortgage-backed securities:
  Held for investment............................     $    25    $    25           31     $    31
  Held for sale..................................         457        457           --          --
                                                       ------     ------       ------      ------
      Total......................................     $   482    $   482      $    31     $    31
                                                       ======     ======       ======      ======

      Investment Yields and Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Savings Bank's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities as of September 30, 1996.


                                                                     As of September 30, 1996
                                  --------------------------------------------------------------------------------------------------
                                                                                             More Than          Total Investment
                                  One Year or Less  One to Five Years Five to Ten Years      Ten Years              Securities
                                  ----------------- ----------------- -----------------  --------------------  ---------------------
                                          Weighted           Weighted          Weighted            Weighted          Weighted
                                  Carrying Average  Carrying  Average Carrying  Average Carrying    Average Carrying Average  Market
                                    Value  Yield     Value    Yield    Value    Yield    Value       Yield   Value    Yield   Value
                                   --------------   -------  -------  -------  -------  -------     ------- -------  ------- ------


Federal funds sold and other
  short-term investments.         $   223   5.15%  $     --       --% $    --      --%    $    --      --%   $  223    5.15% $  223
Held for investment:
  Investment securities:
    FHLB Stock...........             932   7.19         --       --       --      --          --      --       932    7.19     932
    U.S. government and federal
      agency obligations.              --     --      3,481     5.87    1,733    7.80          --      --     5,214    6.51   5,161
                                   ------             -----             -----              ------             -----            -----
Total investment securities
  held for investment....          $1,155   6.79   $  3,481     5.87  $ 1,733    7.80     $    --      --    $6,369    6.56  $6,316
                                    =====             =====             =====              ======             =====            =====
Total mortgage-backed securities
  held for investment            $     --     --   $     25     8.43  $    --      --     $    --      --    $   25    8.43  $   25
                                    =====             =====             =====              ======             =====           ======

Held for sale:
  U.S. Government and agencies         --     --   $  1,391     6.49  $   469    5.82     $    --      --    $1,860    6.32  $1,860
  Marketable equity securities      3,879   6.05         --       --       --      --          --      --     3,879    6.05   3,879
                                    -----             -----             -----              ------             -----           -----
Total investment securities
  held for sale..........        $  3,879   6.05   $  1,391     6.49  $   469    5.82     $    --      --    $5,739    6.14  $5,739
                                    =====             =====             =====              ======             =====           =====
Total mortgage-backed securities
  held for sale..........        $            --   $     --       --  $   --       --     $   457    6.50    $  457    6.50  $  457
                                    =====             =====             =====              ======             =====           =====

Sources of Funds

      General. Deposits are the major source of the Savings Bank's funds for lending and other investment purposes. The Savings Bank also derives funds from amortization and prepayment of loans, maturities of investment securities and operations and utilizes advances from the FHLB of Atlanta. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Savings Bank does not have any brokered deposits.

      Deposits. Customer deposits are attracted principally from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments including negotiable order of withdrawal accounts ("NOW") (including interest-bearing and noninterest-bearing), passbook and statement savings, money market deposit, term certificate accounts and Individual Retirement Accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate.

      The interest rates paid by the Savings Bank on deposits are set at the direction of the asset/liability committee. The asset/liability committee consists of senior management. The interest rates on deposit account products are determined by evaluating the following factors: (i) the interest rates offered by other local financial institutions and the degree of competition the Savings Bank wishes to maintain; (ii) the Savings Bank's anticipated need for cash and the timing of that desired cash flow; (iii) the cost of borrowing from other sources versus the cost of acquiring funds through customer deposits; and
(iv) the Savings Bank's anticipation of future economic conditions and related interest rates.

      NOW accounts (including noninterest-bearing), money market accounts, passbook and statement savings accounts constituted $32.9 million, or 34.52% of the Savings Bank's deposit portfolio at September 30, 1996. Certificates of deposit constituted $62.5 million or 65.48% of the deposit portfolio, including certificates of deposit, with principal amounts of $100,000 or more, which constituted $7.0 million or 7.34% of the deposit portfolio at September 30, 1996. The Savings Bank has no brokered deposits.

      Deposit   Account   Composition.   The  following  table  sets  forth  the
distribution of the Savings Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category presented.



                                                             For the Year Ended September 30,
                                          ------------------------------------------------------------------
                                                       1996                               1995
                                          -------------------------------    -------------------------------
                                                      Percent                            Percent
                                                      of Total   Weighted                of Total   Weighted
                                          Average     Average     Average    Average     Average    Average
                                          Balance     Deposits     Rate      Balance     Deposits     Rate
                                          -------    ---------   --------    -------     --------   --------
                                                                  (Dollars in thousands)

Money market deposits.......             $ 5,011       5.39%       3.07      $ 5,957        6.91%      3.04%
Passbook and statement deposits           15,400       16.57       2.97       17,045        19.77       3.03
NOW and other demand deposits              7,316        7.87       2.77        5,971         6.92       2.81
Noninterest bearing deposits               5,131        5.52         --        4,717         5.47         --
                                          ------       -----                  ------        -----
      Total.................              32,858       35.35       2.48       33,690        39.07       2.57
                                          ------       -----                  ------        -----

Certificate accounts:
   Three months or less.....              10,775       11.59       5.37        6,588         7.64       4.31
   Over three through six month            8,437        9.08       5.34        7,914         9.18       5.05
   Over six through 12 months             13,335       14.35       5.22       17,878        20.74       5.05
   Over one to three years..              25,083       26.99       5.46       16,474        19.11       5.48
   Over three to five years.               2,463        2.64       6.34        3,675         4.26       5.63
                                         -------      ------                 -------       ------

      Total certificates....              60,093       64.65       5.41       52,529        60.93       5.13
                                          ------       -----                  ------        -----
      Total deposits........             $92,951      100.00%                $86,219       100.00%
                                          ======      ======                  ======       ======


      Deposit Account Rate Analysis. The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1996.



                          At September 30,  Period to Maturity from September 30, 1996
                          ----------------  ------------------------------------------
                                                         Over
                                                         One To
                                            Within       Three      Over Three
                          1996     1995     One Year     Years        Years      Total
                          ----     ----     --------     ------     ----------   -----
                                               (In thousands)
Certificate Accounts:
  3.00% or less......  $    --   $    19    $    --   $     --       $  --     $    --
  3.01% to 4.00%.....       75       572         75         --          --          75
  4.01% to 5.00%.....   16,239    16,808     14,692      1,547          --      16,239
  5.01% to 6.00%.....   36,025    25,667     14,009     21,010       1,006      36,025
  6.01% to 7.00%.....    9,486    13,902      5,051      3,511         924       9,486
  7.01% to 8.00%.....      627       755         --         --         627         627
  8.01% to 9.00%.....       --        15         --         --          --          --
  9.01% to 10.00%....       --        --         --         --          --          --
  Over 10.01%........       --        --         --         --          --          --
                        ------    ------     ------     ------       -----      ------

     Total...........  $62,452   $57,738    $33,827    $26,068      $2,557     $62,452
                        ======    ======     ======     ======       =====      ======


      Certificates of Deposit of $100,000 or More. The following table indicates the amount of the Savings Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                         Amount
                                                         ------
Maturity Period                                      (In thousands)
---------------
Within three months............................         $  742
Three through six months.......................            757
Six through twelve months......................          2,005
Over twelve months.............................          3,474
                                                         -----
    Total......................................         $6,978
                                                         =====


     Deposit Activity. The following table presents the deposit activity of the Savings Bank for the periods indicated.

                                           For the Year Ended
                                             September 30,
                                           ------------------
                                            1996         1995
                                           ------       ------
                                         (Dollars in thousands)

Opening balance....................       $90,063      $84,841
Net deposits (withdrawals).........         1,210        1,660
Interest credited on deposits......         4,105        3,562
                                          -------      -------
Ending balance.....................       $95,378      $90,063
                                           ======       ======
  Total increase (decrease)  deposits     $ 5,315      $ 5,222
                                           ======       ======
  Percentage increase (decrease)...         5.90%        6.16%


      Borrowings. While deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes, the Savings Bank also obtains advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are secured by the Savings Bank's first mortgage loans. The Savings Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996 and 1995, the Savings Bank had $12.0 million and $5.0 million, respectively, of advances outstanding from the FHLB of Atlanta.

Personnel

      As of September 30, 1996, the Savings Bank had 37 full-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes that its relationship with its employees is good.

Regulation

      Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Savings Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS and the SEC. As such, the Company is required to register and file reports with the OTS and the SEC and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally will not be subject to activity restrictions, provided the Savings Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Savings Bank Regulation -- Qualified Thrift Lender Test."

Savings Bank Regulation

      General. As a federally chartered, Savings Association Insurance Fund ("SAIF")-insured savings association, the Savings Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Savings Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Savings Bank and prepares reports for the consideration of the Savings Bank's Board of Directors on any deficiencies that they find in the Savings Bank's operations. The Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Savings Bank's mortgage documents.

      The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Savings Bank and their operations.

      Insurance of Deposit Accounts. The Savings Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation).

      Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Savings Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Savings Bank paid a special assessment of approximately $555,000 on November 27, 1996 to recapitalize the SAIF. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level; however, the range of premiums has not been determined at this time.

      Pursuant to the Act, the Savings Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Savings Bank's Fico Bond premium would have been approximately $61,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

      Recent Tax Treatment Changes. The Bank computed income tax by application of Section 593(b)2 of the U.S. Internal Revenue Code which provided a special deduction for bad debts. The benefits of Section 593(b)2 were repealed by 1996 federal tax legislation. The Bank will now compute its tax bad debt deduction by use of the "experience method" which is based on a moving five-year average of actual loss experience. According to the legislation that "applicable excess reserves" must be recaptured as taxable income over five years beginning in fiscal 1997. The amount to be recaptured is the excess of the accumulated reserves since 1987 over the amount allowed by use of the experience method for those years. The Bank has been computing deferred taxes and therefore does not believe it will have a material effect on its reportable earnings.

     Regulatory Capital Requirements. Set forth below is the Savings Bank's regulatory capital requirements applicable to it as of September 30, 1996:

                                                                Percent
                                                              of Adjusted
                                                 Amount          Assets
                                                 ------       ------------
                                                    (Dollars in Thousands)
Tangible Capital:
Regulatory requirement............              $ 1,918            1.5%
Actual capital....................               15,844            12.4
                                                 ------            ----
  Excess..........................              $13,926            10.9%
                                                 ======            ====

Core Capital:
Regulatory requirement............              $ 3,835             3.0%
Actual capital....................               15,844            12.4
                                                 ------            ----
  Excess..........................              $12,009             9.4%
                                                 ======            ====

Risk-Based Capital:
Regulatory requirement(1).........              $ 5,677             8.0%
Actual capital....................               16,417            23.1
                                                 ------            ----
  Excess..........................              $10,740            15.1%
                                                 ======            ====

--------------------
(1)   Based on risk-weighted assets of $70,966.

      Net Portfolio Value. In recent years, the Savings Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates. In the Savings Bank's interest rate sensitivity policy, the Board of Directors has established a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates.

      In order to encourage associations to reduce their interest rate risk, the OTS adopted a final rule in August 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The new rule was effective January 1, 1994, with institutions first required to meet the new standards at September 30, 1995. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to maintain additional capital. The rules provide that the OTS will calculate the IRR component quarterly for each institution.

      The following table sets forth the interest rate risk capital component for the Savings Bank at September 30, 1996 given a hypothetical 200 basis point rate change in market interest rates. See "-- Regulatory Capital Requirements."

                                            As of September 30, 1996
                                            ------------------------
                                             (Dollars in thousands)
RISK MEASURES:
200 Basis Point Rate Shock

Pre-Shock NPV Ratio:  NPV as %
  of Present Value of Assets............              15.21%
Exposure Measure:  Post-Shock
  NPV Ratio.............................              13.38%
Sensitivity Measure:  Change in NPV
  Ratio.................................               -183 bp

CALCULATION OF CAPITAL
COMPONENT:

Change in NPV as % of Present Value
  of Assets.............................               2.26%
Interest Rate Risk Capital Component....             $2,988


      Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Savings Bank may undertake in response to changes in interest rates.

      Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in the analysis presented in prior tables setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, which represent the Savings Bank's primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans in the Savings Bank's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

      Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1991 ("FIRREA"), the OTS must revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component, the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks.

      Prompt Corrective Action. The FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0% In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Savings Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Savings Bank below the amount required for the liquidation account to be established pursuant to the Savings Bank's Plan of Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1996, the Savings Bank was a Tier 1 institution. In the event the Savings Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements).

      Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Savings Bank was in compliance with its QTL requirement with 81.15% of its assets invested in QTIs.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank was in compliance with these Federal Reserve Board requirements.

Subsidiary Activity

     In August 1994, the Company acquired all of the capital stock of the Savings Bank. The officers of the Company consist of the officers of the Savings Bank. The Company is organized as a holding company. As of September 30, 1996, the net book value of the Company's investment in the Savings Bank amounted to $15.9 million.

     The Savings Bank has one subsidiary, First Financial Enterprises, Inc. ("FFE") which was incorporated in the State of Virginia and is engaged in the sale of mortgage life insurance.

Item 2.  Description of Property.

     (a) The Savings Bank conducts its business through a main office located in Bedford, Virginia and two branch offices. The Savings Bank installed three freestanding ATM's during fiscal 1995; all were in operation at September 30, 1996. The Savings Bank believes that the current facilities are adequate to meet its present and immediately foreseeable needs.




                                                                       Net Book Value
                                                                       of Property or
                                            Original                      Leasehold
                                              Date         Date of     Improvements at
                              Leased or     Leased or       Lease       September 30,
Location                        Owned       Acquired      Expiration        1996
--------                      ---------     ---------     ----------    --------------
                                                                       (In thousands)
125-133 W. Main Street          Owned     12/70 - Main       N/A          $557,000
Bedford, VA  24523                           Office
                                          12/84 -Drive
                                              thru
                                          3/89 - Annex

655 at 122                      Land          8/86         8/01(1)           N/A
Moneta, VA  24121              Leased

                              Building        1/87           N/A           133,000
                                Owned
ATM
Route 122                       Land
Moneta, VA  24121              Leased         7/95         8/01(1)

                              Building
                                Owned         8/95                          29,000

Forest Village Square           Owned        12/78          N/A            215,000
including ATM
Forest, VA  24551

Longwood Avenue (ATM)           Owned         1/85           N/A            80,000
Bedford, VA  24523


-------------------------------
(1)   Lease is renewable for one five-year term.




      At September 30, 1996, the Bank had a total investment in its land, buildings and improvements, and fixtures, furniture and equipment of $2,283,000, less accumulated depreciation of $1,045,000, or a net carrying value of $1,238,000.

      The Bank owns various bookkeeping and accounting equipment and is on-line with an outside data processing company, BISYS, Inc.

      (b) Investment Policies. See "Item 1. Business" for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Company's investment policies are reviewed and approved by the Board of Directors of the Company or the Savings Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Company's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

          (1) Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business -- Lending Activities" and "Item 2. Properties."

          (2) Investments in Real Estate Mortgages. See "Item 1. Business -- Lending Activities" and "Item 1. Business -- Regulation."

          (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation" and "Item 1. Business -- Subsidiary Activity."

     (c) Description of Real Estate and Operating Data.

     Not Applicable.

Item 3.  Legal Proceedings

      Neither the Corporation nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

      The information contained under the sections captioned "Stock Market Information" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 (the "Annual Report") is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The  required   information   is   contained  in  the  section   captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements

      The Corporation's consolidated financial statements required herein are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

      The required information is on pages 3-9 of the Registrant's definitive proxy statement for Registrant's 1997 Annual Meeting of Stockholders filed with the Commission on December 17, 1996 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation

      The  required   information  is  contained  under  the  section  captioned
"Management Remuneration and Other Information - Executive Compensation" on pages 10-12 in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the Section captioned "Voting Securities and Principal Holders Thereof" on pages 2-3 of the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Information with Respect to Nominees for Director; Directors Whose Term Continues; and Executive Officers -- Election of Directors" on pages 4-6 of the Proxy Statement.

      (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section captioned "-- Certain Transactions with Management and Others" on page 15 of the Proxy Statement.

Item 13.    Exhibits, List and Reports on Form 8-K

       a.   Exhibits

          3.1  Restated Articles of Incorporation of Bedford Bancshares, Inc.*

          3.2  Bylaws of Bedford Bancshares, Inc.*

          4    Specimen Stock Certificate*

          10.1 1994 Stock Option Plan*

          10.2 Recognition and Retention Plan and Trust Agreement*

          10.3 Employment Agreement with Harold K. Neal*

          11   Computation of Earnings Per Share

          13 Annual Report to Stockholders for Fiscal Year Ended September 30, 1996

          21 Subsidiaries of the Registrant (See Item 1 - Business -- Subsidiary Activity)

          23   Independent Auditors' Consents

          27   Financial Data Schedule **

          99   Prior Accountant's Independent Auditor's Report



       * Included as an exhibit to the Registrant's Form 10-KSB filed with the SEC on December 19, 1994, and is incorporated by reference herein.

       ** Only included in electronic filing.


      b.  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEDFORD BANCSHARES, INC.


Date:  December 30, 1996               By /s/ Harold K. Neal
                                          ------------------------------
                                          Harold K. Neal, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Harold K. Neal                      /s/ Hugh H. Bond
     -----------------------------           ----------------------------
     Harold K. Neal                          Hugh H. Bond
     President, Chief Executive              Chairman of the Board
     Officer and Director
     (Principal Executive Officer)

Date:  December 30, 1996                     Date: December 30, 1996


By:  /s/ James W. Smith                      /s/ George N. Cooper
     -----------------------------           ----------------------------
     James W. Smith                          George N. Cooper
     Vice President, Treasurer and           Director
      Comptroller
     (Principal Financial and Accounting
      Officer)

Date:  December 30, 1996                     Date: December 30, 1996


By:  /s/ Macon C. Putney                     /s/ Harry W. Garrett, Jr.
     ----------------------------            -----------------------------
     Macon C. Putney                         Harry W. Garrett, Jr.
     Director                                Director

Date:  December 30, 1996                     Date: December 30, 1996


By:  /s/ W. Henry Walton, Jr.                /s/ William P. Pickett
     ----------------------------            -----------------------------
     W. Henry Walton, Jr.                    William P. Pickett
     Director                                Director

Date:  December 30, 1996                     Date: December 30, 1996


By:  /s/ William T.Powell
     ----------------------------
     William T. Powell
     Director

Date:  December 30, 1996