Form 10QSB
period 1996-12-31
BEDFORD BANCSHARES INC
filed 1997-02-11
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________to____________

                          Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                    Virginia                                  54-1709924
       -----------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


                 125 West Main Street, Bedford, Virginia 24523
                 ---------------------------------------------
                    (Address of principal executive offices)


                                 (540) 586-2590
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

        Class:  Common Stock, par value $.10 per share
                Outstanding at February 5, 1997: 1,143,669 shares

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB



PART I       FINANCIAL INFORMATION                                                PAGE
------       ---------------------                                                ----

Item 1.      Financial Statements

             Consolidated Statements of Financial Condition at
             December 31, 1996 and September 30, 1996 (unaudited)                   1

             Consolidated Statements of Income for the three months
             ended December 31, 1996 and 1995 (unaudited)                           2

             Consolidated Statements of Cash Flows for the three months ended
             December 31, 1996 and 1995 (unaudited)                                 3

             Notes to Unaudited Interim Consolidated Financial Statements           4

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              5


PART II      OTHER INFORMATION
-------      -----------------

Item 1.      Legal proceedings                                                     10

Item 2.      Changes in Securities                                                 10

Item 3.      Defaults upon Senior Securities                                       10

Item 4.      Submission of Matters to a Vote of Security Holders                   10

Item 5.      Other Information                                                     10

Item 6.      Exhibits and Reports on Form 8-K                                      10

SIGNATURES


                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)



                                                                                            December 31   September 30
                                                                                                1996          1996
                                                                                            -----------   ------------
                                                                                               (Dollars in Thousands)

Assets
------
Cash and cash equivalents .................................................................   $   2,862    $   3,075
Investment securities held for investment (estimated market value of $5,210 and $5,161)....       5,219        5,214
Mortgage-backed securities held for investment (estimated market value of $24 and $25).....          24           25
Mortgage-backed securities available for sale, at market value ............................         474          457
Marketable equity securities available for sale, at market value ..........................       3,944        3,879
Investment securities available for sale, at market value .................................       1,872        1,860
Investment in Federal Home Loan Bank stock, at cost .......................................         932          932
Loans receivable, net .....................................................................     111,568      108,873
Foreclosed real estate, net ...............................................................          43           --
Property and equipment, net ...............................................................       1,240        1,238
Accrued interest receivable ...............................................................         609          662
Deferred income taxes .....................................................................         389          438
Other assets ..............................................................................         425          548
                                                                                              ---------    ---------
    Total assets ..........................................................................   $ 129,601    $ 127,201
                                                                                              =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits ..................................................................................   $  96,284    $  95,378
Advances from the Federal Home Loan Bank ..................................................      14,000       12,000
Advances from borrowers for taxes and insurance ...........................................         312          539
Dividends payable .........................................................................         137          126
Other liabilities .........................................................................         390          931
                                                                                              ---------    ---------
     Total liabilities ....................................................................     111,123      108,974
                                                                                              ---------    ---------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and outstanding, none          --           --
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  1,143,669 at December 31, 1996 and September 30, 1996  ..................................         114          114
Additional paid in capital ................................................................      10,790       10,773
Retained earnings, substantially restricted ...............................................       8,967        8,739
Unrealized (loss) gain on securities available for sale ...................................         (35)         (33)
Less stock acquired by ESOP and RRP .......................................................      (1,358)      (1,366)
                                                                                              ---------    ---------
     Total stockholders' equity ...........................................................      18,478       18,227
                                                                                              ---------    ---------
     Total liabilities and stockholders' equity ...........................................   $ 129,601    $ 127,201
                                                                                              =========    =========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    December 31
                                                                                   1996     1995
                                                                                 -------- --------
                                                                               (Dollars in Thousands
                                                                               Except Per Share Date)
Interest Income:
 Loans ........................................................................   $2,218   $2,052
 U.S. Government Obligations including agencies ...............................      190      176
 Mortgage-backed securities ...................................................        8        1
 Other investments, including overnight deposits ..............................       46       23
                                                                                  ------   ------
  Total interest income .......................................................    2,462    2,252
                                                                                  ------   ------
Interest Expense:
 Deposits .....................................................................    1,053    1,037
 Borrowed funds ...............................................................      215       69
                                                                                  ------   ------
  Total interest expense ......................................................    1,268    1,106
                                                                                  ------   ------
  Net interest income .........................................................    1,194    1,146

Provision for credit losses ...................................................       25       --
                                                                                  ------   ------
  Net interest income after provision for credit losses .......................    1,169    1,146
                                                                                  ------   ------
Noninterest income:
 Service charges and fees on loans ............................................       87       74
 Other customer service fees and commissions ..................................       61       58
 Other ........................................................................        7       23
                                                                                  ------   ------
  Total noninterest income ....................................................      155      155
                                                                                  ------   ------
Noninterest expense:
 Personnel compensation and benefits ..........................................      399      367
 Occupancy and equipment ......................................................       72       84
 Data processing ..............................................................       79       79
 Federal insurance of accounts ................................................       42       50
 Advertising ..................................................................       34       22
 Professional fees ............................................................       27       39
 Net cost of (gain on) operations of foreclosed real estate ...................        2        3
 Other ........................................................................       94       84
  Total noninterest expense ...................................................      749      728
                                                                                  ------   ------
   Income before income taxes .................................................      575      573
Provision for income taxes ....................................................      218      218
                                                                                  ------   ------
  Net income ..................................................................   $  357   $  355
                                                                                  ======   ======

  Net income per share ........................................................   $ 0.33   $ 0.31
                                                                                  ======   ======

See notes to consolidated financial statements.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                       December 31
                                                                                      1996       1995
                                                                                     ------     ------
                                                                                   (Dollars in Thousands)
Operating activities:
 Net income .....................................................................   $    357   $    355
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for credit losses ..................................................        25         --
    Provision for depreciation and amortization ..................................        34         42
    Amortization of investment security premiums and accretion of discounts, net..         1          1
    (Increase) decrease in deferred income taxes .................................        49         18
    Loans originated for sale ....................................................        --        (75)
    Proceeds from sale of loans originated for sale ..............................        --         75
    (Increase) decrease in interest receivable ...................................        53        (29)
    (Increase) decrease in other assets ..........................................       123        148
    Increase (decrease) in other liabilities .....................................      (541)      (137)
                                                                                     -------    -------
      Net cash provided by (used in) operating activities ........................       101        398
                                                                                     -------    -------
Investing activities:
    Proceeds from the maturities of investments ..................................        --        400
    Purchases of investment securities ...........................................       (57)       (58)
    Net increase in loans to customers ...........................................    (2,741)      (628)
    Principal collected on mortgage-backed securities ............................        10          2
    Purchases of premises, equipment and leasehold improvements ..................       (36)       (36)
    Purchase of foreclosed real estate ...........................................       (43)        --
                                                                                     -------    -------
      Net cash provided by (used in) investing activities ........................    (2,867)      (320)
                                                                                     -------    -------
Financing activities:
    Repurchase of stock ..........................................................        --       (179)
    Proceeds - allocation of ESOP and RRP shares .................................        --         21
    Dividends paid ...............................................................      (126)      (186)
    Net increase (decrease) in customer deposits .................................       906      1,694
    Proceeds from advances and other borrowed money ..............................     2,000     (1,000)
    Purchase of stock by ESOP and RRP ............................................        --       (206)
    Net increase (decrease) in advance payments from borrowers for taxes and in ..      (227)       (71)
                                                                                     -------    -------
      Net cash provided by financing activities ..................................     2,553         73
                                                                                     -------    -------
      Increase (decrease) in cash and cash equivalents ...........................      (213)       151

Cash and cash equivalents at beginning of period .................................     3,075      3,337
                                                                                     -------    -------
Cash and cash equivalents at end of period .......................................   $ 2,862    $ 3,488
                                                                                     =======    =======

See notes to consolidated financial statements.

          Note to Unaudited Interim Consolidated Fianancial Statements

                               December 31, 1996

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. (the "Corporation") and Bedford Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     During the first quarter of fiscal 1997, First Financial Corporation, a wholly owned subsidiary of the Bank was dissolved. The assets and liabilities of First Financial (which were immaterial) were transferred to the Bank.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may may be expected for any future period. For futher information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Total assets of the Corporation were $129.6 million at December 31, 1996, an increase of $2.4 million from September 30, 1996. The $2.7 million rise in loan receivables ($.9 million in mortgage loans and $1.8 million in consumer loans), primarily reflected the economic health of the Bank's market area and competitive pricing of the Bank's loan products. Funding for the asset growth was mainly provided by increases in FHLB borrowings and deposits. Stockholders' equity was $18.5 million on December 31, 1996, up $251,000 from the $18.2 million on September 30, 1996.

     At December 31, 1996, nonperforming assets were $1.2 million, or .93% of total assets, compared to $684,000, or .54% of total assets at September 30, 1996. During the first quarter of fiscal 1997, an additional $231,000 of residential real estate loans and $258,000 of consumer loans were added to the nonperforming category. These credits are primarily secured by first liens on the underlying real estate for which the Bank believes the allowance for loan losses is adequate at December 31, 1996. Management classifies loans as nonperforming after they have been delinquent greater than 90 days or earlier if the Bank becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
-----------------------------------------------------------

     General. Net income for the three months ended December 31, 1996 was $357,000, up slightly from the $355,000 earned in the comparable period of fiscal 1996. Net interest income for the first quarter of fiscal 1997 was $1.2 million, compared to net interest income for the first quarter of fiscal 1996 of $1.1 million. In addition, $25,000 was added to the allowance for credit losses during the first quarter of fiscal 1997.

     Interest Income. Total interest income amounted to $2.5 million for the three months ended December 31, 1996 up from the $2.3 million earned in the comparable quarter of fiscal 1995. The increase was primarily due to an increase in the average balance of loans receivable to $110.5 million for the quarter ended December 31, 1996 from $98.1 million for the same period of 1995. This increase reflects the Corporation's continuing success in originating mortgage loans and increased emphasis on expanding the consumer loan portfolio, primarily home equity loans.

     Interest Expense. For the three months ended December 31, 1996, total interest expense rose to $1.3 million from the $1.1 million for the three months ended December 31, 1995, primarily due to an increase in the average balance of interest bearing liabilities to $104.5 million for the first quarter of fiscal 1997 from $90.9 million for the same quarter of fiscal 1996. The average balance of FHLB advances increased $9.9 million from $4.3 million for the three months ended December 31, 1995 to $14.2 million for the three months ended December 31, 1996, providing the additional funding needed to support the Bank's loan growth. In addition, average interest bearing deposits totaled $90.3 million for the first quarter of fiscal 1997, a $3.7 million increase from the $86.6 million average for the comparable period of fiscal 1996.

     Net Interest Income. For the three months ended December 31, 1996, net interest income was $1.2 million, up slightly from the net interest income earned in the same period of 1995. During the three months ended December 31, 1996, the Corporation's interest rate spread and net interest margin declined to 3.07% and 3.84%, respectively, compare to 3.27% and 4.14%, respectively for the same period of 1995. During the three months ended December 31, 1996, $37,000 of interest related to nonperforming loans was placed in the reserve for uncollected interest and was not recorded as income. For the same period of 1995, there was $16,000 of interest on nonperforming loans added to the reserve for uncollected interest and not recorded as income.

     Provision for Credit Losses. For the three months ended December 31, 1996, the Bank, after reviewing nonperfoming assets and loan growth during the first quarter of fiscal 1997, recorded a provision for credit losses of $25,000. There was no provision for credit losses taken during the three months ended December 31, 1995. The determination of the adequacy of the allowance for credit losses involves subjective judgements regarding future events, and, therefore, there can be no assurance that additions to the allowance for credit losses will not be required in future periods. Management will continue to evaluate the level of the allowance for credit losses based on, among other things, growth of the loan portfolio, loan delinquency rates and general market conditions. There can be no assurance, however, that additional provisions will be required in future periods.

     Total Noninterest Income. Noninterest income totaled $155,000 for each of the first quarters of fiscal 1997 and 1996. Increases of $13,000 in service charges and fees on loans and $3,000 in other customer service fees and commissions was offset by a decrease of $16,000 in other income.

     Total Noninterest Expense. Total noninterest expense was $749,000 for the three months ended December 31, 1996, up $21,000 from the $728,000 total for the comparable quarter of fiscal 1996. Personnel compensation and benefits totaled $399,000 for the three months ended December 31, 1996, up $32,000 from the same quarter of 1995 primarily due to staff increases and general merit increases. All other categories of noninterest expense reflected a net decrease of $11,000 when comparing the first quarter of fiscal 1997 to the same quarter of fiscal 1996.

     Provision for Income Taxes. The provision for income taxes was $218,000 for each of the three months ended December 31, 1996 and 1995.

CAPITAL COMPLIANCE
------------------

The  following  table  presents  the  Bank's   compliance  with  its  regulatory
requirements of December 31, 1996. (Dollar amounts in thousands).

                                                 December 31, 1996
                                                ---------------------
                                                           Percentage
                                                            of assets
                                                           ----------

GAAP Capital ................................   $16,131      12.39 %
                                                =======      =====

Tangible capital ............................   $16,163      12.41 %
Tangible capital requirement ................     1,954       1.50 %
                                                -------      -----
Excess ......................................   $14,209      10.91 %
                                                =======      =====

Core capital ................................   $16,163      12.41 %
Core capital requirement ....................     3,908       3.00 %
                                                -------      -----
Excess ......................................   $12,255       9.41 %
                                                =======      =====

Total risk-based capital (1)  ...............   $16,776      23.07 %
Total risk-based capital requirement (1)  ...     5,817       8.00 %
                                                -------      -----
Excess ......................................   $10,959      15.07 %
                                                =======      =====

---------------------------
(1)  Based on risk-weighted assets of $72,707

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

LIQUIDITY
---------
     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of December 31, 1996, such borrowed funds totaled $14.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required under Federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less then 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 7.06% and 10.01% at December 31, 1996 and 1995, respectively, and its short term liquidity was 2.61% and 4.77% at such dates, respectively.
     The amount of certificate accounts which are scheduled to mature during the next twelve months ending December 31, 1997, is approximately $34.5 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At December 31, 1996, the Bank had loan commitments outstanding of $4.1 million and no commitments to purchase mortgage-backed or investment securities. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

IMPACT OF INFLATION AND CHANGING PRICES
----------------------------------------

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

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                  (Unaudited)

                                                            For the
                                                       Three Months Ended
                                                           December 31
                                                        ------------------
                                                         1996(1)   1995(1)
                                                        --------   -------
                                                            (Unaudited)


Earnings per common share ..........................   $    0.33     $  0.31
                                                       =========     =======
Return on average assets ..........................         1.10 %      1.23 %
Return on average equity ..........................         7.72 %      7.57 %
Interest rate spread ..............................         3.07 %      3.27 %
Net interest margin ...............................         3.84 %      4.14 %
Noninterest expense to average assets .............         2.31 %      2.53 %
Net charge-offs to average outstanding loans ......           --          --

                                                           At           At
                                                      December 31  September 30
                                                          1996         1996
                                                      -----------  ------------
                                                        (Dollars in Thousands)

Nonaccrual and 90 days past due loans ..............   $   1,160     $   684
Repossessed real estate ............................          43          --
                                                       ---------     -------
Total nonperforming assets .........................   $   1,203     $   684
                                                       =========     =======


Allowance for credit losses to nonperforming assets        56.11%      95.03%
Nonperforming loans to total loans .................        1.04%        .63%
Nonperforming assets to total assets ...............        0.93%        .54%

Book value per share (2)  ..........................   $    17.08    $ 16.95
                                                       ==========    =======

----------------------------
(1)  The ratios for the three-month periods are annualized
(2) The number of shares outstanding as of December 31, 1996 and September 30, 1996 were 1,081,876 and 1,075,639, respectively, net of unallocated ESOP shares..

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.        Legal Proceeedings
               ------------------

               Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at December 31, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.        Changes in Securities
               ---------------------

               Not applicable.

Item 3.        Defaults upon Senior Securities
               -------------------------------

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               Not applicable.

Item 5.        Other Information
               -----------------

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits

                    Exhibit 11: Statement regarding computation of earnings per share.
                    Exhibit 27: Financial Data Schedule (electronic filing only)

               (b)  Reports on Form 8-K

                    Not applicable.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BEDFORD BANCSHARES, INC.


Date: February 5, 1997                   By: /s/ Harold K. Neal
                                             ------------------
                                             Harold K. Neal
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: February 5, 1997                   By: /s/ James W. Smith
                                             ------------------
                                             James W. Smith
                                             Vice President and Treasurer
                                             (Principal Accounting and
                                                  Financial officer)