Form 10QSB
period 1997-03-31
BEDFORD BANCSHARES INC
filed 1997-05-12
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------     -------------------

                          Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

              Virginia                           54-1709924
---------------------------------         ----------------------
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)


                 125 West Main Street, Bedford, Virginia 24523
                 ---------------------------------------------
                    (Address of principal executive offices)


                                 (540) 586-2590
                                 --------------
              (Registrant's telephone number, including area code)


     Check whether issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class:  Common Stock, par value $.10 per share
                Outstanding at May 5, 1997: 1,142,425 shares

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


      PART I           FINANCIAL INFORMATION                                            PAGE
      ------           ---------------------                                            ----

      Item 1.          Financial Statements

                       Consolidated Statements of Financial Condition at
                       March 31, 1997 and September 30, 1996 (unaudited)                  1

                       Consolidated Statements of Income for the three and six months
                       ended March 31, 1997 and 1996 (unaudited)                          2

                       Consolidated Statements of Cash Flows for the six months ended
                       March 31, 1997 and 1996 (unaudited)                                3

                       Notes to Unaudited Interim Consolidated Financial Statements       4

      Item 2.          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                          5


      PART II          OTHER INFORMATION

      Item 1.          Legal proceedings                                                 10

      Item 2.          Changes in Securities                                             10

      Item 3.          Defaults upon Senior Securities                                   10

      Item 4.          Submission of Matters to a Vote of Security  Holders              10

      Item 5.          Other Information                                                 10

      Item 6.          Exhibits and Reports on Form 8-K                                  10

      SIGNATURES

                             BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                         Consolidated Statements of Financial Condition
                                          (Unaudited)

                                                                                              March 31   September 30
                                                                                                 1997        1996
                                                                                              ---------- -------------
                                                                                               (Dollars in Thousands)

Assets
------
Cash and cash equivalents .................................................................   $   2,677    $   3,075
Investment securities held to maturity (estimated market value of $4,809 and $5,161) ......       4,834        5,214
Mortgage-backed securities held for investment (estimated market value of $23 and $25) ....          23           25
Mortgage-backed securities available for sale, at market value ............................         444          457
Marketable equity securities available for sale, at market value ..........................       4,024        3,879
Investment securities available for sale, at market value .................................       3,344        1,860
Investment in Federal Home Loan Bank stock, at cost .......................................         932          932
Loans receivable, net .....................................................................     112,478      108,873
Property and equipment, net ...............................................................       1,236        1,238
Accrued interest receivable ...............................................................         779          662
Deferred income taxes .....................................................................         399          438
Other assets ..............................................................................         336          548
                                                                                              ---------    ---------
    Total assets ..........................................................................   $ 131,506    $ 127,201
                                                                                              =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits ..................................................................................   $  97,842    $  95,378
Advances from the Federal Home Loan Bank ..................................................      14,000       12,000
Advances from borrowers for taxes and insurance ...........................................         495          539
Dividends payable .........................................................................         149          126
Other liabilities..........................................................................         185          931
                                                                                              ---------    ---------
     Total liabilities ....................................................................     112,671      108,974
                                                                                              ---------    ---------

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and outstanding, none           0            0
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  1,142,425 at March 31, 1997 and 1,143,669 at September 30, 1996  ........................         114          114
Additional paid in capital ................................................................      10,737       10,773
Retained earnings, substantially restricted ...............................................       9,222        8,739
Unrealized loss on securities available for sale ..........................................         (52)         (33)
Less stock acquired by ESOP and RRP .......................................................      (1,186)      (1,366)
                                                                                              ---------    ---------
     Total stockholders' equity ...........................................................      18,835       18,227
                                                                                              ---------    ---------
     Total liabilities and stockholders' equity ...........................................   $ 131,506    $ 127,201
                                                                                              =========    =========



See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three Months Ended  Six Months Ended
                                                                   --March 31--     --March 31--
                                                                 1997     1996    1997     1996
                                                                 ----     ----    ----     ----
                                                                     (Dollars in Thousands,
                                                                      Except Per Share Date)

Interest Income:
 Loans ......................................................   $2,308   $2,081   $4,526   $4,133
 U.S. Government Obligations including agencies .............      189      176      379      352
 Other investments, including overnight deposits ............       42       26       96       50
                                                                ------   ------   ------   ------
  Total interest income .....................................    2,539    2,283    5,001    4,535
                                                                ------   ------   ------   ------
Interest Expense:
 Deposits ...................................................    1,030    1,023    2,083    2,060
 Borrowed funds .............................................      222       60      437      129
                                                                ------   ------   ------   ------
  Total interest expense ....................................    1,252    1,083    2,520    2,189
                                                                ------   ------   ------   ------
  Net interest income .......................................    1,287    1,200    2,481    2,346
Provision for credit losses .................................       25        0       50        0
                                                                ------   ------   ------   ------
  Net interest income after provision for credit losses .....    1,262    1,200    2,431    2,346
                                                                ------   ------   ------   ------
Noninterest income:
  Service charges and fees on loans .........................       63       59      150      133
  Other customer service fees and commissions ...............       59       62      120      120
  Gain  on sale of loans, investments and foreclosed real
   estate....................................................        5       30        5       30
  Other .....................................................       18       11       25       34
                                                                ------   ------   ------   ------
  Total noninterest income ..................................      145      162      300      317
                                                                ------   ------   ------   ------
Noninterest expense:
 Personnel compensation and benefits ........................      410      370      809      737
 Occupancy and equipment ....................................       80       81      152      165
 Data processing ............................................       90       79      170      158
 Federal insurance of accounts ..............................       15       51       57      101
 Advertising ................................................       25       20       59       42
 Professional fees ..........................................       38       33       65       72
 Other ......................................................       82       87      177      174
                                                                ------   ------   ------   ------
  Total noninterest expense .................................      740      721    1,489    1,449
                                                                ------   ------   ------   ------
   Income before income taxes ...............................      667      641    1,242    1,214
Provision for income taxes ..................................      253      243      471      461
                                                                ------   ------   ------   ------
  Net income ................................................   $  414   $  398   $  771   $  753
                                                                ======   ======   ======   ======

  Net income per share ......................................   $ 0.38   $ 0.35   $ 0.71   $ 0.67
                                                                ======   ======   ======   ======

See notes to consolidated financial statements.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                        --- March 31 ---
                                                                                        1997         1996
                                                                                        ----         ----
                                                                                      (Dollars in Thousands)
Operating activities:
  Net income .......................................................................   $   771    $   753
  Adjustments to reconcile net income to net cash provided by operating activities :
    Provision for credit losses ....................................................        50          0
    Provision for depreciation and amortization.....................................        65         79
    Amortization of investment security premiums and accretion of discounts, net....        (3)        (3)
    (Increase) decrease in deferred income taxes....................................        39         (8)
    (Gain) loss on sale of loans, investments and foreclosed real estate ...........        (5)       (30)
    Loans originated for sale.......................................................       185        152
    Proceeds from sale of loans originated for sale.................................      (185)      (152)
    (Increase) decrease in interest receivable......................................      (117)       102
    (Increase) decrease in other assets.............................................       212         57
    Increase (decrease) in other liabilities........................................      (723)      (366)
                                                                                       -------    -------
      Net cash provided by (used in) operating activities ..........................       289        584
                                                                                       -------    -------
Investing activities:
    Proceeds from the sale of investments...........................................         0        500
    Proceeds from the maturities of investments.....................................       400        891
    Purchases of investment securities..............................................    (1,626)    (2,093)
    Net increase in loans to customers..............................................    (3,605)    (1,873)
    Principal collected on mortgage-backed securities...............................        15          2
    Purchases of premises, equipment and leasehold improvements.....................       (63)       (58)
    Proceeds from the sale of REO ..................................................        48         83
                                                                                       -------    -------
      Net cash provided by (used in) investing activities...........................    (4,831)    (2,548)
                                                                                       -------    -------
Financing activities:
    Repurchase of stock ............................................................         0       (179)
    Proceeds - allocation of ESOP shares............................................         0         21
    Dividends paid .................................................................      (253)      (186)
    Net increase (decrease) in customer deposits....................................     2,464      2,866
    Proceeds from advances and other borrowed money.................................     2,000          0
    Purchase of stock by ESOP and RRP...............................................       (23)      (377)
    Net increase (decrease) in advance payments from borrowers for taxes and
     insurance......................................................................       (44)       (25)
                                                                                       -------    -------
      Net cash provided by financing activities.....................................     4,144      2,120
                                                                                       -------    -------
      Increase (decrease) in cash and cash equivalents..............................      (398)       156
Cash and cash equivalents at beginning of period....................................     3,075      3,337
                                                                                       -------    -------
Cash and cash equivalents at end of period..........................................   $ 2,677    $ 3,493
                                                                                       =======    =======



See notes to consolidated financial statements.

          Note to Unaudited Interim Consolidated Fianancial Statements

                                 March 31, 1997

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. (the "Corporation") and its wholly owned subsidiary Bedford Federal Savings Bank (the "Bank"). All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



FINANCIAL CONDITION
-------------------

     Total assets of the Corporation were $131.5 million at March 31, 1997, an increase of $4.3 million from September 30, 1996. The $3.6 million rise in loan receivables was concentrated in the consumer and commercial loan portfolios. During the second quarter of fiscal 1997, a $1.5 million real estate loan was paid-off, which restrained the growth of the mortgage loan portfolio. Funding for the asset growth was mainly provided by increases in FHLB borrowings and deposits. Stockholders' equity was $18.8 million on March 31, 1997, up $608,000 from the $18.2 million September 30, 1996.

     At March 31, 1997, nonperforming assets were $832,000, or .63% of total assets, compared to $684,000, or .54% of total assets at September 30, 1996. At March 31, 1997 nonperforming assets were comprised of $684,000 of mortgage loans and $148,000 of consumer loans. Theses credits are well collateralized and, therefore, the Bank anticipates no material losses from their disposition. The level of nonperforming assets at March 31, 1997 is $371,000 lower than the level at December 31, 1996. The decrease is attributable to the sale of the foreclosed real estate held at December 31, 1996, and the reclassification of several credits from nonperforming to current status during the quarter.


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE  MONTHS ENDED MARCH 31, 1997 AND 1996
---------------------------------------------------------

     General. Net income for the three months ended March 31, 1997 was $414,000, up 4.0% from the $398,000 earned in the comparable period of fiscal 1996. Per share earnings for the quarters ended March 31, 1997 and 1996 were $.38 and $.35, respectively. Net interest income for the second quarter of fiscal 1997 was $1.3 million, compared to net interest income for the second quarter of fiscal 1996 of $1.2 million. In addition, $25,000 was added to the allowance for credit losses during the second quarter of fiscal 1997.

     Interest Income. Total interest income amounted to $2.5 million for the three months ended March 31, 1997 up from the $2.3 million earned in the comparable quarter of fiscal 1996. The increase was primarily due to an increase in the average balance of loans receivable to $112.5 million for the quarter ended March 31, 1997 from $99.0 million for the same period of 1996. This increase reflects the Corporation's continuing success in originating mortgage loans and increased emphasis on expanding the consumer loan, primarily home equity loans, and commercial loan portfolios.

     Interest Expense. For the three months ended March 31, 1997, total interest expense rose to $1.3 million from the $1.1 million for the three months ended March 31, 1996, primarily due to an increase in the average balance of interest bearing liabilities to $106.5 million for the second quarter of fiscal 1997 from $92.0 million for the same quarter of fiscal 1996. The average balance of FHLB advances increased $10.9 million from $4.0 million for the three months ended March 31,

1996 to $14.9 million for the three months ended March 31, 1997, providing the additional funding needed to support the Bank's loan growth. In addition, average interest bearing deposits totaled $91.6 million for the second quarter of fiscal 1997, a $3.5 million increase from the $88.1 million average for the comparable period of fiscal 1996.

     Net Interest Income. For the three months ended March 31, 1997, net interest income was $1.3 million, up slightly from the net interest income earned in the same period of 1996. During the three months ended March 31, 1997, the Corporation's interest rate spread and net interest margin declined modestly to 3.40% and 4.11%, respectively, compared to 3.46% and 4.29%, respectively for the same period of 1996. A slight decline in the yield on earning assets was the primary reason for the decreases.

     Provision for Credit Losses. For the three months ended March 31, 1997, the Bank, after reviewing nonperfoming assets, loan growth and year-to-date net charge-offs of $18,000, recorded a provision for credit losses of $25,000. There was no provision for credit losses taken during the three months ended March 31, 1996. The determination of the adequacy of the allowance for credit losses involves subjective judgements regarding future events, and, therefore, there can be no assurance that additions to the allowance for credit losses will not be required in future periods. Management will continue to evaluate the level of the allowance for credit losses based on, among other things, growth of the loan portfolio, loan delinquency rates and general market conditions. There can be no assurance, however, that additional provisions will be required in future periods.

     Total Noninterest Income. Noninterest income totaled $145,000 for the second quarter of fiscal 1997, compared to $162,000 for the same three months of 1996. The decline is primarily the result of a gain of $27,000 on the sale of foreclosed property in the second quarter of 1996 versus a gain on the sale of foreclosed property of $4,000 in the second quarter of 1997.

     Total Noninterest Expense. Total noninterest expense was $740,000 for the three months ended March 31, 1997, up $19,000 from the $721,000 total for the comparable quarter of fiscal 1996. Personnel compensation and benefits totaled $410,000 for the three months ended March 31, 1997, up $40,000 from the same quarter of 1996 primarily due to staff increases and general merit increases. In addition, data processing expenses were up $11,000 . A $36,000 reduction in the cost of Federal deposit insurance helped offset these increases.

     Provision for Income Taxes. The provision for income taxes was $253,000 for the three months ended March 31, 1997, compared to a provision of $243,000 for the same quarter of fiscal 1996. The higher provision is due to the higher level of taxable income.

COMPARISON OF SIX  MONTHS ENDED MARCH 31, 1997 AND 1996
-------------------------------------------------------

     General. Net income for the six months ended March 31, 1997 was $771,000 up 2.4% from the $753,000 earned in the comparable period of fiscal 1996. On a per share basis, earnings were $.71 and $.67 for the first halves of fiscal 1997 and 1996, respectively. Net interest income for the first half of fiscal 1997 was $2.5 million, compared to net interest income for the first half of fiscal 1996 of $2.3 million. In addition, $50,000 was added to the allowance for credit losses during the first half of fiscal 1997.

     Interest Income. Total interest income amounted to $5.0 million for the six months March 31, 1997, up from the $4.5 million earned in the comparable period of fiscal 1996. The increase was primarily due to an increase in the average balance of loans receivable to $111.5 million for the six months ended March 31, 1997 from $98.6 million for the same period of 1996. This increase reflects the Corporation's continuing success in originating mortgage loans increased emphasis on expanding the consumer and commercial loan portfolios.

     Interest Expense. For the six months ended March 31, 1997, total interest expense rose to $2.5 million from the $2.2 million for the six months ended March 31, 1996, primarily due to an increase in the average balance of interest bearing liabilities to $105.5 million for the first half of fiscal 1997 from $91.5 million for the comparable period of fiscal 1996. The average balance of FHLB advances increased $10.4 million from $4.1 million for the six months ended March 31, 1996 to $14.5 million for the six months ended March 31, 1997, providing the additional funding needed to support the Bank's loan growth. In addition, average interest bearing deposits totaled $91.0 million for the first half of fiscal 1997, a $3.6 million increase from the $87.4 million average for the comparable period of fiscal 1996.

     Net Interest Income. For the six months ended March 31, 1997, net interest income was $2.5 million, up 5.8% from the net interest income earned in the same period of 1996. During the six months ended March 31, 1997, the Corporation's interest rate spread and net interest margin declined to 3.24% and 3.98%, respectively, compared to 3.36% and 4.22%, respectively for the same period of 1996. The lower margin and spread are primarily due to a lower yield on earning assets in the first half of 1997.

     Provision for Credit Losses. For the six months ended March 31, 1997, the Bank, after reviewing nonperfoming assets, loan growth and the level of net charge-offs, recorded a provision for credit losses of $50,000. There was no provision for credit losses taken during the six months ended March 31, 1996. The determination of the adequacy of the allowance for credit losses involves subjective judgements regarding future events, and, therefore, there can be no assurance that additions to the allowance for credit losses will not be required in future periods. Management will continue to evaluate the level of the allowance for credit losses based on other things, growth of the loan portfolio, loan delinquency rates and general market conditions. There can be no assurance, however, that additional provisions will be required in future periods.

     Total Noninterest Income. Noninterest income totaled $300,000 for the first six months of fiscal 1997, compared to $317,000 for the same period of 1996. During the six months March 31, 1996, the Corporation realized a gain of $27,000 on the sale of foreclosed property, compared to a gain of $4,000 in the same period of 1997. The decrease in the gain on the foreclosed property was partially offset by a $17,000 increase in service charges and fees on loans.

     Total Noninterest Expense. Total noninterest expense was $1,489,000 for the six months ended March 31, 1997, up $40,000 from the $1,449,000 total for the comparable period of fiscal 1996. Personnel compensation and benefits totaled $809,000 for the six months ended March 1997, up $72,000 from the same six months of 1996, primarily due to staff increases, general merit increases and higher benefits costs. In addition, data processing expenses reflected an increase of $12,000 and advertising expenses were up $17,000, principally due to the introduction of the "Anytime Banking System," which provides customers with telephone access to their accounts.

     Provision for Income Taxes. The provision for income taxes was $471,000 for the six months ended March 31, 1997, compared to $461,000 for the same six months of fiscal 1996. The increase was due to the increase in taxable income.

CAPITAL COMPLIANCE
------------------

The  following  table  presents  the  Bank's   compliance  with  its  regulatory
requirements of March 31, 1997. (Dollar amounts in thousands).

                                                                   March 31, 1997
                                                            -----------------------------
                                                                              Percentage
                                                             Amount           of assets
                                                            ---------        ------------

GAAP Capital .............................................  $  16,542           12.53%
                                                            =========           =====

Tangible capital..........................................  $  16,542           12.53%
Tangible capital requirement .............................       1981            1.50%
                                                            ---------           -----
Excess ...................................................  $  14,561           11.03%
                                                            =========           =====


Core capital..............................................  $  16,542           12.53%
Core capital requirement .................................       3961            3.00%
                                                            ---------           -----
Excess....................................................  $  12,581            9.53%
                                                            =========            ====


Total risk-based capital (1)  ............................  $  17,106           23.17%
Total risk-based capital requirement (1)  ................      5,907            8.00%
                                                            ---------           -----
Excess ...................................................  $  11,199           15.17%
                                                            ==========          =====


------------------
(1)  Based on risk-weighted assets of $73,837,000



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

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but has, at times, borrowed funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of March 31, 1997, such borrowed funds totaled $14.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required under Federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 7.83% and and its short-term liquidity was 2.91% at March 31, 1997.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending March 31, 1998, is approximately $36.7 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At March 31, 1997, the Bank had loan commitments outstanding of $4.1 million and no commitments to purchase mortgage-backed or investment securities. Funds required to fill these commitments are primarily derived from current excess liquidity, deposit inflows, borrowings, or loan and investment repayments.

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                          Three Months Ended  Six Months Ended
                                                                March 31            March 31
                                                           -----------------  ------------------
                                                            1997(1)   1996(1)  1997(1)   1996(1)
                                                           --------  -------  --------- --------
                                                                         (Unaudited)


Earnings per common share ................................ $ 0.38   $ 0.35   $ 0.71   $ 0.67
Return on average assets .................................   1.26 %   1.37 %   1.18 %   1.30 %
Return on average equity .................................   8.81 %   8.45 %   8.27 %   8.01 %
Interest rate spread .....................................   3.40 %   3.46 %   3.24 %   3.36 %
Net interest margin ......................................   4.11 %   4.29 %   3.98 %   4.22 %
Noninterest expense to average assets ....................   2.26 %   2.48 %   2.28 %   2.51 %
Net charge-offs to average outstanding loans .............   0.06 %     --     0.06 %     --


                                                             March 31   September 30
                                                                1997       1996
                                                             ---------  -------------
                                                             (DOLLARS IN THOUSANDS)
                                                                       (Unaudited)
Nonaccrual and 90 days past due loans .....................   $   832     $  684
Repossessed real estate ...................................        --         --
                                                              -------     ------
Total nonperforming assets ................................   $   832     $  684
                                                              =======     ======


Allowance for credit losses to nonperforming assets .......     76.55 %    95.03%
Nonperforming loans to total loans ........................       .74%       .63%
Nonperforming assets to total assets ......................       .63%       .54%

Book value per share (2)
------------------------
Excluding unallocated ESOP shares .........................   $ 17.42     $16.95
Including unallocated ESOP shares .........................   $ 16.49     $15.94
                                                              =======     ======

--------------
(1)    The ratios for the three- and six-month periods are annualized.
(2) At March 31, 1997 and September 30,1996, there were 60,847 and 62,667 unallocated ESOP shares, respectively.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceeedings
         ------------------

              Neither the Corporation nor the Bank was engaged in any legal proceedings of material nature at March 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities
         ---------------------

              Not applicable.

Item 3.  Defaults upon Senior Securities
         -------------------------------

              Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

              The annual meeting of shareholders of the Corporation was held on January 23, 1997, and the following items were acted upon:

              Election of Directors George N. Cooper, William P. Pickett and W. Henry Walton, Sr., for terms of three years ending in 2000 and William
         T. Powell for a term of two years ending 1999. All four were elected as indicated below:

                                Votes for  Votes withheld    Broker non-votes
                                ---------  --------------    ----------------
         George N. Cooper        907,851        10,803           43,971
         William P. Pickett      909,701         8,953           43,971
         W. Henry Walton, Sr.    908,701         9,953           43,971
         William T. Powell       907,601        11,053           43,971

              Ratification of the appointment of BDO Seidman,LLP, as the Corporation's auditors for the 1997 fiscal year. BDO Seidman,LLP, was ratified as indicated below:

                  Votes for     Votes against     Abstain      Broker non-votes
                  ---------     -------------     -------      ----------------
                     913,574          0            5,080            43,971

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



                                             BEDFORD BANCSHARES, INC.


Date: May 12, 1997                       By: /s/ Harold K. Neal
                                             --------------------------------
                                             Harold K. Neal
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: May 12, 1997                       By: /s/ James W. Smith
                                             ---------------------------------
                                             James W. Smith
                                             Vice President and Treasurer
                                             (Principal Accounting and
                                                  Financial officer)