Form 10QSB
period 1997-06-30
BEDFORD BANCSHARES INC
filed 1997-08-06
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    -----------------

                          Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

           Virginia                                     54-1709924
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


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

        Class:  Common Stock, par value $.10 per share
                Outstanding at August 8, 1997: 1,142,425 shares

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

              PART I                 FINANCIAL INFORMATION                                                                     PAGE
                                     ---------------------                                                                     ----

              Item 1.                Financial Statements

                                     Consolidated Statements of Financial Condition at
                                     June 30, 1997 and September 30, 1996 (unaudited)                                             1

                                     Consolidated Statements of Income for the three and nine months
                                     ended June 30, 1997 and 1996 (unaudited)                                                     2

                                     Consolidated Statements of Cash Flows for the nine months ended
                                     June 30, 1997 and 1996 (unaudited)                                                           3

                                     Notes to Unaudited Interim Consolidated Financial Statements                                 4

              Item 2.                Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations                                                                    5


              PART II                OTHER INFORMATION
                                     -----------------

              Item 1.                Legal proceedings                                                                           11

              Item 2.                Changes in Securities                                                                       11

              Item 3.                Defaults upon Senior Securities                                                             11

              Item 4.                Submission of Matters to a Vote of Security Holders                                         11

              Item 5.                Other Information                                                                           11

              Item 6.                Exhibits and Reports on Form 8-K                                                            11

      SIGNATURES                                                                                                                 12


                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                                    June 30           September 30
                                                                                                      1997                1996
                                                                                                    --------          ------------
                                                                                                        (Dollars in Thousands)

Assets
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,289                $3,075
Investment securities held to maturity (estimated market value of $3,804 and $5,161) . . . . . . .     3,835                 5,214
Mortgage-backed securities held for investment (estimated market value of $21 and $25) . . . . . .        21                    25
Mortgage-backed securities available for sale, at market value . . . . . . . . . . . . . . . . . .       461                   457
Marketable equity securities available for sale, at market value . . . . . . . . . . . . . . . . .     4,101                 3,879
Investment securities available for sale, at market value . . . . . . . . . . . . . . . . . . . .      4,383                 1,860
Investment in Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . . . . . . . . . . .        932                   932
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    115,556               108,873
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,246                 1,238
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        828                   662
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        372                   438
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       431                   548
                                                                                                    --------              --------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $135,455              $127,201
                                                                                                    ========              ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $100,047               $95,378
Advances from the Federal Home Loan Bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,500                12,000
Advances from borrowers for taxes and insurance . . . . . . . . . . . . . . . . . . . . . . . . .        322                   539
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        160                   126
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,243                   931
                                                                                                    --------              --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   116,272               108,974
                                                                                                    --------              --------

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and outstanding, none . . .          0                     0
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  1,142,425 at June 30, 1997 and 1,143,669 at September 30, 1996. . . . . . . . . . . . . . . . .        114                   114
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,792                10,773
Retained earnings, substantially restricted . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,470                 8,739
Unrealized loss on securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . .        (7)                  (33)
Less stock acquired by ESOP and RRP . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,186)               (1,366)
                                                                                                    --------              --------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,183                18,227
                                                                                                    --------              --------
     Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .   $135,455              $127,201
                                                                                                    ========              ========

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                              June 30                           June 30
                                                                     -----------------------            ------------------------

                                                                      1997              1996             1997              1996
                                                                     ------           ------            ------            ------
                                                                                        (In Thousands)
Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2,342           $2,078            $6,868            $6,211
 U.S. Government Obligations, including agencies . . . . . .            204              199               583               551
 Other investments, including overnight deposits . . . . . .             40               46               136                96
                                                                     ------           ------            ------            ------
  Total interest income. . . . . . . . . . . . . . . . . . .          2,586            2,323             7,587             6,858
                                                                     ------           ------            ------            ------
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . .           1,075            1,026             3,158             3,086
 Borrowed funds . . . . . . . . . . . . . . . . . . . . . .             217               89               654               218
                                                                     ------           ------            ------            ------
  Total interest expense . . . . . . . . . . . . . . . . . .          1,292            1,115             3,812             3,304
                                                                     ------           ------            ------            ------
  Net interest income . . . . . . . . . . . . . . . . . . .           1,294            1,208             3,775             3,554
Provision for credit losses . . . . . . . . . . . . . . . .              25               -                 75                -
                                                                     ------           ------            ------            ------
  Net interest income after provision for credit losses .             1,269            1,208             3,700             3,554
                                                                     ------           ------            ------            ------
Noninterest income:
 Service charges and fees on loans . . . . . . . . . . . . .             87              122               237               255
 Other customer service fees and commissions . . . . . . . .             58               61               178               181
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .              9                8                39                72
                                                                     ------           ------            ------            ------
  Total noninterest income . . . . . . . . . . . . . . . . .            154              191               454               508
                                                                     ------           ------            ------            ------
Noninterest expense:
 Personnel compensation and benefits . . . . . . . . . . . .            435              364             1,244             1,101
 Occupancy and equipment . . . . . . . . . . . . . . . . . .             82               89               234               254
 Data processing . . . . . . . . . . . . . . . . . . . . . .             84               74               254               232
 Federal insurance of accounts . . . . . . . . . . . . . . .             16               53                73               154
 Advertising . . . . . . . . . . . . . . . . . . . . . . . .             46               23               105                65
 Professional fees . . . . . . . . . . . . . . . . . . . . .             22               23                87                95
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .             81               89               258               263
                                                                     ------           ------            ------            ------
  Total noninterest expense . . . . . . . . . . . . . . . .             766              715             2,255             2,164
                                                                     ------           ------            ------            ------
   Income before income taxes . . . . . . . . . . . . . . .             657              684             1,899             1,898
Provision for income taxes . . . . . . . . . . . . . . . . .            250              260               721               721
                                                                     ------           ------            ------            ------
  Net income . . . . . . . . . . . . . . . . . . . . . . . .           $407             $424            $1,178            $1,177
                                                                     ======           ======            ======            ======

  Net income per share . . . . . . . . . . . . . . . . . . .          $0.38            $0.38             $1.09             $1.05
                                                                      =====            =====             =====             =====

See notes to consolidated financial statements.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                           June 30
                                                                                                        -----------------
                                                                                                        1997      1996
                                                                                                        ----      ----
                                                                                                         (In Thousands)
Operating activities:
  Net income ......................................................................................    $1,178    $ 1,177
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for credit losses ...................................................................        75       --
    Provision for depreciation and amortization ...................................................       120        121
    Amortization of investment security premiums and accretion of discounts, net ..................        (8)        (8)
    (Increase) decrease in deferred income taxes ..................................................        66        (37)
    (Gain) loss on sale of loans, investments and foreclosed real estate ..........................        (8)       (30)
    Loans originated for sale .....................................................................      (185)      (152)
    Proceeds from sale of loans originated for sale ...............................................       185        152
    (Increase) decrease in accrued interest receivable ............................................      (166)        79
    (Increase) decrease in other assets ...........................................................       117        (13)
    Increase (decrease) in other liabilities ......................................................       345        182
                                                                                                      -------    -------
      Net cash provided by (used in) operating activities .........................................     1,719      1,471
                                                                                                      -------    -------
Investing activities:
    Proceeds from the sale of investments, available for sale .....................................     1,000        500
    Proceeds from the maturities of investments ...................................................     1,400      1,391
    Purchases of investment securities ............................................................    (3,695)    (3,596)
    Net increase in loans to customers ............................................................    (6,683)    (5,783)
    Principal collected on mortgage-backed securities .............................................        26          8
    Purchases of premises, equipment and leasehold improvements ...................................      (128)       (64)
    Proceeds from the sale of REO .................................................................        48         83
                                                                                                      -------    -------
      Net cash provided by (used in) investing activities .........................................    (8,032)    (7,461)
                                                                                                      -------    -------
Financing activities:
    Repurchase of stock ...........................................................................      --         (824)
    Proceeds - allocation of ESOP and RRP shares ..................................................      --          149
    Dividends paid ................................................................................      (402)      (401)
    Net increase (decrease) in customer deposits ..................................................     4,669      4,067
    Proceeds from advances and other borrowed money ...............................................     2,500      3,000
    Purchase of stock by ESOP and RRP .............................................................       (23)      (484)
    Net increase (decrease) in advance payments from borrowers for taxes and insurance ............      (217)      (179)
                                                                                                      -------    -------
      Net cash provided by financing activities ...................................................     6,527      5,328
                                                                                                      -------    -------
      Increase (decrease) in cash and cash equivalents ............................................       214       (662)
Cash and cash equivalents at beginning of period ..................................................     3,075      3,337
                                                                                                      -------    -------
Cash and cash equivalents at end of period ........................................................   $ 3,289    $ 2,675
                                                                                                      =======    =======



See notes to consolidated financial statements.

          Note to Unaudited Interim Consolidated Fianancial Statements

                                  June 30, 1997

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     Total assets of the Corporation were $135.5 million at June 30, 1997, an increase of $8.3 million from September 30, 1996. Approximately one-half of the $6.7 million rise in loan receivables was concentrated in the consumer and commercial categories, with mortgage loans and home equity lines of credit reflecting an increase of $3.3 million. In addition, investment securities available for sale were up $2.5 million from September 30, 1996 to June 30, 1997. Funding for the asset growth was mainly provided by increases in FHLB borrowings and deposits. Stockholders' equity was $19.2 million on June 30, 1997, up $956,000 from the $18.2 million on September 30, 1996.

     At June 30, 1997, nonperforming assets were $ 819,000, or .60% of total assets, compared to $684,000, or .54% of total assets at September 30, 1996. At June 30, 1997 nonperforming assets were comprised of $680,000 of mortgage loans and $139,000 of consumer loans. Theses credits are well collateralized and, therefore, the Bank anticipates no material losses from their disposition. The level of nonperforming assets at June 30, 1997 is $ 13,000 lower than the level at March 31, 1997.


RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE  MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------

     General. Net income for the three months ended June 30, 1997 was $407,000, down 4.0% from the $424,000 earned in the comparable period of fiscal 1996. Per share earnings of $.38 were recorded for both the quarter ended June 30, 1997 and June 30, 1996. Net interest income for the third quarter of fiscal 1997 was $1.3 million, compared to net interest income for the third quarter of fiscal 1996 of $1.2 million. In addition, $25,000 was added to the allowance for credit losses during the third quarter of fiscal 1997.

     Interest Income. Total interest income amounted to $2.6 million for the three months ended June 30, 1997, up from the $2.3 million earned in the comparable quarter of fiscal 1996. The increase was primarily due to an increase in the average balance of loans receivable to $114.1 million for the quarter ended June 30, 1997, from $100.9 million for the same period of 1996. This increase reflects the Corporation's continuing success in originating mortgage loans and increased emphasis on expanding the consumer loan , primarily home equity loans, and commercial loan portfolios.

     Interest Expense. For the three months ended June 30, 1997, total interest expense was $1.3 million, compared to $1.1 million for the three months ended June 30, 1996, primarily due to an increase in the average balance of interest bearing liabilities to $108.1 million for the third quarter of fiscal 1997 from $93.9 million for the same quarter of fiscal 1996. The average balance of FHLB advances increased $8.4 from $6.0 million for the three months ended June 30, 1996 to $14.4 million for the three months ended June 30, 1997, providing the additional funding needed to support the Bank's loan growth. In addition, average interest bearing deposits totaled $93.7 million for the third quarter of fiscal 1997, a $5.8 million increase from the $87.9 million average for the comparable period of fiscal 1996.

     Net Interest Income. For the three months ended June 30, 1997, net interest income was $1.3 million, up slightly from the net interest income earned in the same period of 1996. During the three months ended June 30, 1997, the Corporation's interest rate spread and net interest margin declined modestly to 3.28% and 4.03%, respectively, compared to 3.36% and 4.22%, respectively for the same period of 1996. A slight decline in the yield on earning assets was the primary reason for the decreases.

     Provision for Credit Losses. For the three months ended June 30, 1997, the Bank, after reviewing nonperfoming assets, loan portfolio growth and year-to-date net charge-offs , recorded a provision for credit losses of $25,000. There was no provision for credit losses taken during the three months ended June 30, 1996. The determination of the adequacy of the allowance for credit losses involves subjective judgements regarding future events, and, therefore, there can be no assurance that additions to the allowance for credit losses will not be required in future periods. Management will continue to evaluate the level of the allowance for credit losses based on, among other things, growth of the loan portfolio, loan delinquency rates and general market conditions. There can be no assurance, however, that additional provisions will be required in future periods.

     Total Noninterest Income. Noninterest income totaled $154,000 for the third quarter of fiscal 1997, compared to $191,000 for the same three months of 1996. The decline is primarily the result of a decrease in loan fees earned due to a moderation in mortgage loan closings when comparing the third quarter of 1997 with the same period of 1996.

     Total Noninterest Expense. Total noninterest expense was $766,000 for the three months ended June 30, 1997, up $51,000 from the $715,000 total for the comparable quarter of fiscal 1996. Personnel compensation and benefits totaled $435,000 for the three months ended June 30, 1997, up $71,000 from the same quarter of 1996 primarily due to staff increases, general merit increases and higher benefits costs. In addition, advertising expenses were up $23,000 due to home equity line and certificate of deposit promotions. These increases were partially offset by a reduction in the cost of Federal Deposit Insurance.

     Provision for Income Taxes. The provision for income taxes was $250,000 for the three months ended June 30, 1997, compared to a provision of $260,000 for the same quarter of fiscal 1996. The slightly lower provision is due to the modest decline in taxable income.

COMPARISON OF NINE  MONTHS ENDED JUNE 30, 1997 AND 1996
-------------------------------------------------------

     General. Net income for the nine months ended June 30, 1997 was $1,178,000, compared to $1,177,000 earned in the comparable period of fiscal 1996. On a per share basis, earnings were $1.09 and $1.05 for the first nine months of fiscal 1997 and 1996, respectively. Net interest income for the nine months ended June 30, 1997 was $3.8 million, compared to $3.6 million for the first nine months of fiscal 1996. In addition, $75,000 was added to the allowance for credit losses during the first nine months of fiscal 1997.

     Interest Income. Total interest income amounted to $7.6 million for the nine months ended June 30, 1997, up from the $6.9 million earned in the comparable period of fiscal 1996. The increase was primarily due to an increase in the average balance of loans receivable to $112.4 million for the nine months ended June 30, 1997 from $99.3 million for the same period of 1996. This increase reflects the Corporation's continuing success in originating mortgage loans and increased emphasis on expanding the consumer and commercial loan portfolios.

     Interest Expense. For the nine months ended June 30, 1997, total interest expense rose to $3.8 million from the $3.3 million for the nine months ended June 30, 1996, primarily due to an increase in the average balance of interest bearing liabilities to $106.3 million for the first nine months of fiscal 1997 from $92.3 million for the comparable period of fiscal 1996. The average balance of FHLB advances increased $9.7 million from $4.8 million for the nine months ended June 30, 1996 to $14.5 million for the nine months ended June 30, 1997, providing the additional funding needed to support the Bank's loan growth. In addition, average interest bearing deposits totaled $91.9 million for the first nine months of fiscal 1997, a $4.4 million increase from the $87.5 million average for the comparable period of fiscal 1996.

     Net Interest Income. For the nine months ended June 30, 1997, net interest income was $3.8 million, up 6.2% from the net interest income earned in the same period of 1996. During the nine months ended June 30, 1997, the Corporation's interest rate spread and net interest margin declined to 3.25% and 4.00%, respectively, compared to 3.37% and 4.22%, respectively for the same period of 1996. The lower margin and spread are primarily due to a slightly lower yield on earning assets.

     Provision for Credit Losses. For the nine months ended June 30, 1997, the Bank, after reviewing nonperfoming assets, loan growth and the level of net charge-offs, recorded a a provision for credit losses of $75,000. There was no provision for credit losses taken during the nine months ended June 30, 1996. The determination of the adequacy of the allowance for credit losses involves subjective judgements regarding future events, and, therefore, there can be no assurance that additions to the allowance for credit losses will not be required in future periods. Management will continue to evaluate the level of the allowance for credit losses based on, among other things, growth of the loan portfolio, loan delinquency rates and general market conditions. There can be no assurance, however, that additional provisions will be required in future periods.

     Total Noninterest Income. Noninterest income totaled $454,000 for the first nine months of fiscal 1997, compared to $508,000 for the same period of 1996. During the nine months ended June 30, 1996, the Corporation realized a gain of $27,000 on the sale of foreclosed property, compared to a gain of $4,000 in the same period of 1997.

     Total Noninterest Expense. Total noninterest expense was $2,255,000 for the nine months ended June 30, 1997, up $91,000 from the $2,164,000 total for the comparable period of fiscal 1996. Personnel compensation and benefits totaled $1,244,000 for the nine months ended June 30, 1997, up $143,000 from the same nine months of 1996, primarily due to staff increases, general merit increases and higher benefits costs. In addition, advertising expenses were up $40,000 due to several product promotions during the first nine months of 1997. Partially offsetting these items was a $81,000 reduction in the cost of Federal Deposit Insurance which amounted to $73,000 for the first nine months of 1997, compared to $154,000 for the same period of 1996.

     Provision for Income Taxes. The provision for income taxes was $721,000 for both the nine months ended June 30, 1997 and 1996, as there was virtually no change in the amount of taxable income for the two periods.

CAPITAL COMPLIANCE
------------------

The  following  table  presents  the  Bank's   compliance  with  its  regulatory
requirements of June 30, 1997.
(Dollar amounts in thousands).

                                                                                                  June 30, 1997
                                                                                                  -------------
                                                                                                              Percentage
                                                                                             Amount            of assets
                                                                                             ------            ---------

GAAP Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .         $16,916               12.45%
                                                                                            =======               =====

Tangible capital . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .         $16,916               12.45%
Tangible capital requirement . . . . . . . . . . . . . . . . . . . .  . . . . . . .           2,038                1.50%
                                                                                            -------               -----
Excess . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .         $14,878               10.95%
                                                                                            =======               =====


Core capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .         $16,916               12.45%
Core capital requirement . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .           4,076                3.00%
                                                                                            -------               -----
Excess . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .         $12,840                9.45%
                                                                                            =======                ====


Total risk-based capital (1). . . . . . . . . . . . . . . . . . . . .. . . . . . .          $17,517               22.92%
Total risk-based capital requirement (1). . . . . . . . . . . . . . .. . . . . . .            6,115                8.00%
                                                                                            -------               -----
Excess . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .         $11,402               14.92%
                                                                                            =======               =====


(1)  Based on risk-weighted assets of $76,432



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

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but has, at times, borrowed funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of June 30, 1997, such borrowed funds totaled $14.5 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required under Federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 7.53% and and its short-term liquidity was 2.61% at June 30, 1997.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending June 30, 1998, is approximately $42.2 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At June 30, 1997, the Bank had loan commitments outstanding of $4.3 million and no commitments to purchase mortgage-backed or investment securities. Funds required to fill these commitments are primarily derived from current excess liquidity, deposit inflows, borrowings, or loan and investment repayments.

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

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios


                                                                       Three Months Ended                 Nine Months Ended
                                                                           June 30                            June 30
                                                                           -------                            -------
                                                                      1997(1)          1996(1)        1997(1)        1996(1)
                                                                      -------          -------        -------        -------
                                                                                           (Unaudited)


Earnings per common share . . . . . . . .. . .. . . . . . . .        $0.38             $0.38          $1.09          $1.05
Return on average assets . . . . . . . . . . . . . . . . . . .        1.22  %           1.42  %        1.19  %        1.34  %
Return on average equity . . . . . . . . . . . . . . . . . . .        8.52  %           9.12  %        8.36  %        8.38  %
Interest rate spread . . . . . . . . . . . . . . . . . . . . .        3.28  %           3.36  %        3.25  %        3.37  %
Net interest margin . . . . . . . . . . . . . . . . . . . . .         4.03  %           4.22  %        4.00  %        4.22  %
Noninterest expense to average assets . . . . . . . . . . . .         2.29  %           2.39  %        2.28  %        2.47  %
Net charge-offs to average outstanding loans . . . . . . . . .        0.01  %           ---            0.06  %        ---



                                                                   June 30        September 30
                                                                     1997             1996
                                                                     ----             ----
                                                                    (DOLLARS IN THOUSANDS)
                                                                 (Unaudited)      (Unaudited)
Nonaccrual and 90 days past due loans . . . . . . . . . . . .       $ 819              $ 684
Repossessed real estate . . . . . . . . . . . . . . . . . . .           -                  -
                                                                    -----              -----
Total nonperforming assets . . . . . . . . . . . . . . . . . .      $ 819              $ 684
                                                                    =====              =====


Allowance for credit losses to nonperforming assets . . . . .       79.88 %            95.03 %
Nonperforming loans to total loans . . . . . . . . . . . . . .        .71 %              .63 %
Nonperforming assets to total assets . . . . . . . . . . . . .        .60 %              .54 %

Book value per share (2)
Excluding unallocated ESOP shares . . . . . . . . . . . . . .      $17.75             $16.95
Including unallocated ESOP shares . . . . . . . . . . . . . .      $16.79             $15.94
                                                                   ======             ======

--------------
(1)  The ratios for the three- and nine-month periods are annualized
(2) At June 30, 1997 and September 30,1996, there were 60,847 and 62,667 unallocated ESOP shares, respectively.

                          PART II - OTHER INFORMATION
                          ---------------------------






Item 1.          Legal Proceeedings
                 ------------------
                   Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at June 30, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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



                                              BEDFORD BANCSHARES, INC.


Date: August 6, 1997                      By: /s/ Harold K. Neal
                                              ------------------
                                              Harold K. Neal
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date: August 6, 1997                      By: /s/ James W. Smith
                                              ------------------
                                              James W. Smith
                                              Vice President and Treasurer
                                              (Principal Accounting and
                                                   Financial officer)