Form 10KSB40
period 1997-09-30
BEDFORD BANCSHARES INC
filed 1997-12-29
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  (Mark One):

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1997, OR

|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from        to         .
                                                             ------    --------
Commission File Number:  0-24330

                            BEDFORD BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Virginia                                                         54-1709924
---------------------------------------------                 ------------------
(State or other jurisdiction of incorporation                 I.R.S. Employer
or organization)                                              Identification No.

125 West Main Street, Bedford, Virginia                             24523
---------------------------------------------                 ------------------
(Address of principal executive offices                          (Zip Code)

Registrant's telephone number, including area code:              (540) 586-2590
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year $10,873,000.

         As of December 10, 1997, there were issued and outstanding 1,142,425 shares of the registrant's Common Stock.

         The registrant's voting stock is traded over-the-counter under the symbol "BFSB." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as reported by the Nasdaq National Market on December 10, 1997, was $27,940,427.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997. (Parts I, II and IV)

         2. Portions of Proxy Statement for the 1998 Annual Meeting of stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

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

The Savings Bank

         Bedford Federal, a wholly owned subsidiary of the Company, was founded in 1935 and is primarily engaged in attracting deposits from the general public and using those funds to originate real estate loans on one- to four-family residences and, to a lesser extent, multi-family, commercial real estate and consumer loans. The Savings Bank has offices in the city of Bedford and in Forest and Moneta, which are located in Bedford County, Virginia. In addition, the Savings Bank invests in investment securities and mortgage-backed securities. The Savings Bank offers its customers fixed-rate, and adjustable-rate mortgage loans, as well as consumer loans, including home equity and savings account loans. Adjustable-rate mortgage loans are originated for retention in the Savings Bank's portfolio while fixed-rate mortgage loans are sometimes sold upon origination into the secondary market. All consumer loans are retained in the Savings Bank's portfolio.

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

Lending Activities

         General. The Savings Bank's loan portfolio predominantly consists of adjustable-rate mortgage loans or short-term fixed-rate loans secured by one- to four-family residences and to a lesser extent, commercial real estate, construction and consumer loans. Fixed rate mortgage loans with maturities exceeding 15 years generally are sold with servicing rights retained by the Savings Bank in the secondary market.

         The following table sets forth the composition of the Savings Bank's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.

                                                         1997                               1996
                                             ------------------------------      ---------------------------
                                                               Percent of                         Percent of
                                                Amount            Total            Amount            Total
                                                ------            -----            ------            -----
                                                               (Dollars in Thousands)
Real estate:
  Residential:
    One- to four-family................       $ 84,727           70.79%          $ 84,235           74.53%
    Multi-family.......................            523             .44%             1,000              .88
  Commercial...........................          3,836            3.20%             4,998             4.42
  Construction.........................          8,433            7.05%             9,783             8.66
  Land.................................         10,538            8.80%             4,127             3.65
Consumer and commercial business.......         11,630            9.72%             8,878             7.86
                                                ------          ------            -------            -----
      Total loans......................       $119,687          100.00%          $113,021          100.00%
                                              --------          ------           --------          ------

Less:
  Unearned discounts, premium,
    deferred loan fees, net............            287                                299
  Loans-in-process.....................          2,629                              3,199
  Allowance for credit losses..........            678                                650
                                               -------                           --------
    Total loans, net...................       $116,093                           $108,873
                                               =======                            =======


         The following table sets forth the maturity of the Savings Bank's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $26.5 million for the year ended September 30, 1997. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                       At September 30, 1997
                                          -------------------------------------------------------------------------------
                                                                                                    Consumer
                                          One- to                                                     and       Total
                                           Four-      Multi-  Commercial                           Commercial   Loans
                                           Family     Family  Real Estate  Construction    Land     Business  Receivable
                                           ------     ------  -----------  ------------   ------    --------  ----------
                                                                          (In thousands)
Amounts due:
  One year or less ....................   $     16   $   --     $    299      $  6,477   $     15   $  1,496   $  8,303
                                          --------   --------   --------      --------   --------   --------   --------

  After one year:
    More than one year to three years .        137       --           44         1,584        421      3,623      5,809
    More than three years to five years      1,007          3        112          --        2,145      3,670      6,937
    More than five years to 10 years ..      6,553        295        537           204      6,677      1,945     16,211
    More than 10 years to 20 years ....     24,447        225      2,844           168      1,280        896     29,860
    More than 20 years ................     52,567       --         --            --         --         --       52,567
                                          --------   --------   --------      --------   --------   --------   --------

     Total due after one year .........     84,711        523      3,537         1,956     10,523     10,134    111,384
                                          --------   --------   --------      --------   --------   --------   --------
     Total amounts due ................     84,727        523      3,836         8,433     10,538     11,630    119,687
Less:
  Loans-in-process ....................       --         --         --           2,629       --         --        2,629
  Unearned discounts, premiums and
   deferred loan fees, net ............        222          2         15            30          6         12        287
  Allowance for credit losses .........        379          1         50            50         40        158        678
                                          --------   --------   --------      --------   --------   --------   --------
    Loans, net ........................   $ 84,126   $    520   $  3,771      $  5,724   $ 10,492   $ 11,460   $116,093
                                          ========   ========   ========      ========   ========   ========   ========


         The following table sets forth the dollar amount of all loans due after September 30, 1998, which have fixed interest rates and which have floating or adjustable interest rates.

                                                                    Floating or
                                            Fixed Rates           Adjustable Rates       Total
                                            -----------           ----------------       -----
                                                            (In thousands)
Real estate loans:
   One- to four-family
    (including construction).....             $14,494                  $72,173           $86,667
   Multi-family..................                 153                      370               523
   Commercial real estate........               1,593                    1,944             3,537
   Land..........................               3,394                    7,129            10,523
Consumer and commercial
  business.......................               5,977                    4,157            10,134
                                                -----                    -----            ------
  Total..........................             $25,611                  $85,773          $111,384
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

         The Savings Bank currently offers adjustable-rate mortgage loans ("ARMs") that adjust every one or two years, some have a fixed rate for three, five or seven years before adjusting annually and have terms from 10 to 30 years. Generally, the interest rates on ARMs are based on treasury bill indices and are adjustable with certain limitations on adjustments per period and over the life of the loan. Most have a "floor rate", whereby interest charged on such loans cannot be reduced below the rate set forth in the loan documents, thereby insulating the Savings Bank from lower yields due to further reductions in interest rates. The Savings Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. The Savings Bank does not originate loans with negative amortization.

         Bedford Federal originated $16.2 million and $19.0 million of adjustable-rate, one- to four-family permanent and construction mortgage loans during the fiscal years ended September 30, 1997 and 1996, respectively. The Savings Bank's total one- to four-family ARM portfolio amounted to $74.0 million of the Savings Bank's gross loans receivable at September 30, 1997.

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

         The Savings Bank also offers conventional fixed-rate one- to four-family mortgage loans with terms from 10 to 30 years. Fixed-rate loans are generally underwritten according to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. The Savings Bank originates and holds its fixed-rate mortgage loans with maturities not exceeding 15 years in its portfolio. Bedford Federal originated $1.5 million and $3.0 million in permanent fixed-rate, one- to four-family mortgage loans during the years ended September 30, 1997 and 1996, respectively. The Savings Bank sold $413,000 and $152,000 of the loans originated during the fiscal years ended September 30, 1997 and 1996, respectively. In addition, the Savings Bank originated $0 and $167,000 in fixed-rate one-to four-family mortgage loans for the Virginia Housing Development Authority ("VHDA") in fiscal 1997 and 1996, respectively.

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

         Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence on a construction/permanent basis. Loans for speculative housing construction are made to area builders only after a thorough background check has been made. This background check includes an analysis of the builder's financial statements, credit report and reference checks with subcontractors and suppliers. The Savings Bank usually will have no more than three construction loans outstanding at any time to any builder. Construction loans on speculative properties are limited to a maximum loan-to-value ratio of 80% and have a maximum maturity of 12 months. Loan proceeds are disbursed in increments as construction progresses. Accrued interest on loan disbursements is paid monthly. At September 30, 1997, the Savings Bank had $3.1 million in construction loans outstanding secured by unsold properties, with $727,000 in loans in process (funds being held for construction progress) outstanding and attributed to these loans. The Savings Bank has experienced increased residential construction lending in its market area, primarily in the Forest, Virginia area. This increased lending is a result of the recruitment by the Savings Bank of several financially strong small builders as customers in the Forest area.

         Construction/permanent loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Savings Bank's permanent mortgages on existing properties except that the builder must qualify as a Savings Bank approved contractor, and the loans generally provide for disbursement of loan proceeds in stages during a construction period of up to six months. Borrowers are required to pay accrued interest on the outstanding balance monthly during the construction phase. At September 30, 1997, there was $2.6 million outstanding in construction loans to owner/borrowers with $1.8 million outstanding loans-in-process allocated to these projects. Construction loans originated on commercial and multi-family properties amounted to $796,000 and $0 during fiscal 1997 and 1996, respectively. The Savings Bank originated $9.4 million and $9.9 million in construction loans on one- to four-family properties during fiscal years 1997 and 1996, respectively.

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

         Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation or management of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Savings Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. In certain instances, the Savings Bank will require personal guarantees. Substantially all of the properties securing the Savings Bank's commercial and multi-family real estate loans are inspected by the Savings Bank's lending personnel before the loan is made. The Savings Bank also obtains appraisals on each property. At September 30, 1997, the largest commercial or multi-family real estate loan had a balance of $667,000 and was performing.

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

         Consumer loans consist of automobile loans, savings account loans, home equity, personal secured and unsecured loans and home improvement loans. As of September 30, 1997, $1.6 million of such loans consisted of automobile loans.

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

         Loan Commitments. The Savings Bank issues written, formal commitments as to interest rate to prospective borrowers on all real estate loans at the date of application. The interest rate commitment is good for 60 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the 60 day period to close the loan at the interest rate committed. At September 30, 1997, the Savings Bank had $2.8 million of commitments to originate mortgage loans, $4.1 million in unfunded home equity loans and $100,000 in unfunded commercial lines of credit.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Savings Bank recognizes fees and service charges which consist primarily of fees charged for loan originations and loans serviced for others and late charges. The Savings Bank recognized loan servicing fees of $296,000 and $403,000 for the years ended September 30, 1997 and 1996, respectively. As of September 30, 1997, loans serviced for others totalled $2.9 million. To the extent possible, the Savings Bank intends to expand the amount of loans serviced for others through the continued sale of fixed-rate, long-term loans to others and through the VHDA.

         Loans to One Borrower. Current regulations limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is greater. Under such regulations, the Savings Bank's maximum loan-to-one borrower limit was approximately $2.7 million as of September 30, 1997. See " -- Classified Assets."

         The Savings Bank's largest loan to one borrower is comprised of four loans to an operating dairy farm located in Bedford County. Two of the loans were originated in October 1996 in the amounts of $305,000 and $300,000, respectively and the third loan was orginated in April 1997, in the amount of $90,000. These loans are secured by real estate, cattle and operating equipment. The fourth loan was originated in July 1997 and represents an $18,000 line of credit secured by real estate. All of the loans were performing at September 30, 1997, and are personally guaranteed by the individuals and are also 90% guaranteed by the Farmers Home Administration.

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

         At September 30, 1997 and 1996, delinquencies in the Savings Bank's loan portfolio were as follows:

                                                                At September 30,
                         --------------------------------------------------------------------------------------------
                                              1997                                             1996
                         ---------------------------------------------   --------------------------------------------
                                60-89 Days           90 Days or More           60-89 Days           90 Days or More
                         ----------------------   --------------------   -----------------------  -------------------

                          Number     Principal     Number    Principal    Number      Principal   Number   Principal
                            of       Balance        of       Balance       of         Balance      of      Balance
                          Loans      of Loans      Loans     of Loans     Loans       of Loans    Loans    of Loans
                         ------      --------      -----     --------     -----       --------    -----    --------
One- to four-
   family................    6         $318           5         421          9           $651        4        $510
Multi-family.............   --           --          --          --         --             --       --          --
Commercial
   real estate...........   --           --          --          --         --             --        1          54
Land.....................   --           --           1          49         --             --       --          --
Consumer and
 commercial
 business................    5           53           8          48          8             83        6         120
                            --           --          --          --        ---           ----       --        ----
   Total.................   11         $371          14         518         17           $734       11        $684
                            --          ---          ==         ===         ==            ===       ==         ===
Delinquent loans
  to total net loans.....               .32%                    .45%                      .67%                 .63%


         Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation of its portfolio. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has the ability to make periodic interest and principal payments or is no longer delinquent, and the loan is returned to accrual status. The Savings Bank ceases the accrual of interest on delinquent loans upon foreclosure. At September 30, 1997, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standard ("SFAS") 15. The following table sets forth information regarding loans which are 90 days or more delinquent.

                                               At September 30,(1)
                                               -------------------
                                               1997          1996
                                               ----          ----
                                                (In thousands)

Loans 90 days or more delinquent........      $518           $684
Foreclosed real estate..................       212             --
                                               ---           ----
    Total non-performing assets.........      $730          $ 684
                                               ===           ====


-------------------
(1) A 100% reserve is established for interest on loans 90 days or more delinquent. At September 30, 1997 and 1996, the balance of the reserve for accrued interest on loans delinquent 90 days or more was $35,000 and $168,000, respectively. At September 30, 1997, the Savings Bank had no loans accounted for on a nonaccrual basis which were less than 90 days past due.

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

         At September 30, 1997, the Savings Bank's problem assets were as follows: $0 were designated special mention, $730,000 were classified as substandard and $0 were classified as doubtful or loss.

         Foreclosed Real Estate. Real estate acquired by the Savings Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of fair value less estimated selling costs, or the balance of the loan on the property at the date of foreclosure. Foreclosed real estate totalled $212,000 at September 30, 1997.

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

                                                        At or For the Year Ended
                                                               September 30,
                                                           ---------------------
                                                           1997          1996
                                                           ----          ----
                                                          (Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period....................         $650          $640
                                                            ---           ---
 Charge-offs:
   One- to four-family............................           --            --
   Multi-family...................................           --            --
   Commercial real estate.........................           58            --
   Construction and land..........................           --            --
   Consumer and commercial business...............           15            12
                                                            ---           ---
     Total charge-offs............................           73            12
  Recoveries......................................            1            --
  Provisions charged to income....................          100            22
                                                            ---           ---
Balance at end of period(1).......................         $678          $650
                                                            ===           ===

Allowance for losses on foreclosed real estate:
Balance at beginning of period....................         $ --          $ --
  Provision charged to income.....................           --            --
  Charge-offs.....................................           --            --
  Recoveries......................................           --            --
                                                            ---         -----
Balance at end of period..........................         $ --        $   --
                                                            ===         =====

Ratios of net charge-offs during the period
  to average loans outstanding during the
  period..........................................          .06%          .01%
Ratio of allowance for losses to total
  loans at the end of the period(2)...............          .58%          .60%
Ratio of allowance for losses to non-
  performing assets at the end of the
  period(2).......................................        92.88%        95.03%

------------------
(1) Includes reserves attributable to loans classified as "loss," which totalled $-0- at September 30, 1997 and 1996.
(2) Allowance for losses includes valuation allowances on loans and foreclosed real estate.

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

                                                                 At September 30,
                                            ---------------------------------------------------------------------
                                                       1997                                   1996
                                            --------------------------------    ---------------------------------
                                                               Percent of                         Percent of
                                                              Loans in Each                       Loans in Each
                                                               Category to                         Category to
                                              Amount           Total Loans         Amount          Total Loans
                                              ------           -----------         ------          -----------
                                                                  (Dollars in Thousands)

One- to four-family....................        $379                55.9%             $445               68.5%
Multi-family...........................           1                  .1                 1                 .2
Commercial real estate.................          50                 7.4                50                7.7
Construction...........................          50                 7.4                40                6.1
Land...................................          40                 5.9                25                3.8
Consumer and commercial
 business..............................         158                23.3                89               13.7
                                                ---               -----               ---              -----
  Total valuation allowances(1)(2).....        $678               100.0              $650              100.0%
                                                ===               =====               ===              =====

------------------
(1) Includes reserves attributable to loans classified as "loss," which totalled $-0- at September 30, 1997 and 1996.
(2) Includes $-0- of allowance for losses on foreclosed real estate at both September 30, 1997 and 1996.

Investment and Mortgage-backed Securities Activities

         Investment Securities. The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Savings Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Savings Bank's loan origination and other activities. At September 30, 1997, the Savings Bank had an investment securities portfolio of approximately $14.6 million, consisting primarily of U.S. government and agency obligations, Federal Home Loan Bank ("FHLB") stock and marketable equity securities. Marketable equity securities consist of the Asset Management Fund for Financial Institutions, Inc. ("AMF Fund"), a mutual fund that invests in securities eligible for direct investment by savings associations. The Savings Bank uses this fund to increase its short-term yield, primarily on overnight funds. The AMF Fund consists primarily of adjustable-rate mortgage-related securities. These funds are marked to the lower of cost or market at the end of each month with all adjustments in value reported to the Board of Directors monthly. At September 30, 1997, the Savings Bank had $4.1 million or 28.1% of its investment securities portfolio in the AMF Fund. Bedford Federal will continue to seek high quality investment securities with short to intermediate maturities and durations from one to five years.

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

         The  Savings   Bank  sold   $440,000  of   mortgage-backed   securities
(designated as available for sale) during fiscal 1997. It did not sell any mortgage-backed securities during the year ended September 30, 1996.

         As of September 30, 1997, mortgage-backed securities amounted to $20,000 or 1.4% of total assets. All mortgage-backed securities were fixed-rate.

         Investment Carrying and Market Values. The following table sets forth certain information regarding the carrying and market values of the Savings Bank's federal funds sold and other short-term investments, investment securities, securities available for sale and mortgage-backed securities at the dates indicated:

                                                                  At September 30,
                                                      -------------------------------------
                                                              1997              1996
                                                      ------------------  -----------------
                                                      Carrying    Market  Carrying   Market
                                                        Value     Value    Value     Value
                                                        -----     -----    -----     -----
                                                                   (In thousands)
Federal funds sold and other short-term investments   $ 2,791   $ 2,791   $   223   $   223
Investment securities:
  Held to maturity:
    FHLB stock ....................................       932       932       932       932
    U.S. Government and agency obligations ........     4,596     4,581     5,214     5,161
                                                      -------   -------   -------   -------
      Total held to maturity ......................     8,319     8,304     6,369     6,316
Available for sale:
    U.S. Government and agency obligations ........     5,006     5,006     1,860     1,860
    Marketable equity securities ..................     4,238     4,238     3,879     3,879
                                                      -------   -------   -------   -------
      Total available for sale ....................     9,244     9,244     5,739     5,739
                                                      -------   -------   -------   -------
      Total .......................................   $17,563   $17,548   $12,108   $12,055
                                                      =======   =======   =======   =======
Mortgage-backed securities:
  Held to maturity ................................   $    20   $    20   $    25   $    25
  Available for sale ..............................        --        --       457       457
                                                      -------   -------   -------   -------
      Total .......................................   $    20   $    20   $   482   $   482
                                                      =======   =======   =======   =======

         Investment Yields and Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Savings Bank's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities as of September 30, 1997.

                                                                  As of September 30, 1997
                          ----------------------------------------------------------------------------------------------------------
                            One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years Total Investment Securities
                            -----------------  -----------------  ------------------ ------------------ ----------------------------
                                     Weighted           Weighted            Weighted          Weighted           Weighted
                           Carrying  Average   Carrying Average   Carrying   Average Carrying  Average  Carrying  Average Market
                             Value    Yield     Value    Yield      Value     Yield    Value    Yield    Value     Yield   Value
                            -------   -----    -------  -------    -------   -------  -------  -------  -------   ------- -------
                                                   (Dollars in thousands)

Federal funds sold and
  other short-term
  investments............... $2,791     5.47%    $   --      --%      $ --      --%    $  --      --%   $2,791    5.47%    $2,791
Held for investment:
  Investment securities:
    FHLB Stock..............    932      7.19        --      --%        --      --%       --      --%      932    7.19%       932
    U.S. government
      federal agency
      obligations...........  1,500      4.43     2,596    6.34%       500    7.25%       --      --%    4,596    5.82%     4,581
                              -----               -----                ---              ----             -----              -----
Total investment
  securities
  held to maturity.......... $5,223      5.48    $2,596    6.34%      $500    7.25%    $  --      --%   $8,319    5.86%    $8,304
                              =====               =====                ===              ====             =====              =====
Total mortgage-backed
  securities held
  to maturity............... $   --        --    $   20    8.43%      $ --      --%    $  --      --%   $   20    8.43%   $    20
                              =====               =====                ===              ====             =====             ======

Available for sale:
  U.S. Government
    and agencies ........... $   --        --    $4,506    6.56%      $500    5.82%    $  --      --%   $5,006    6.49%    $5,006
  Marketable equity
    securities..............  4,238      6.05        --      --%        --      --%       --      --%    4,238    6.05%     4,238
                              -----               -----                ---              ----             -----              -----
Total investment
  securities
  available for sale........ $4,238      6.05    $4,506    6.56%      $500    5.82%    $  --      --%   $9,244    6.24%    $9,244
                              =====               =====                ===              ====             =====              =====
Total mortgage-
  backed securities
  available for sale........ $   --        --    $   --      --%      $ --      --%    $  --      --%   $   --      --%    $   --
                              =====               =====                ===              ====             =====              =====

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

         NOW accounts (including noninterest-bearing), money market accounts, passbook and statement savings accounts constituted $32.7 million, or 31.6% of the Savings Bank's deposit portfolio at September 30, 1997. Certificates of deposit constituted $70.9 million or 68.4% of the deposit portfolio, including certificates of deposit, with principal amounts of $100,000 or more, which constituted $8.7 million or 8.7% of the deposit portfolio at September 30, 1997. The Savings Bank has no brokered deposits.

         Deposit Account Composition. The following table sets forth the distribution of the Savings Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category presented.

                                                                       For the Year Ended September 30,
                                                ------------------------------------------------------------------------------------
                                                               1997                                         1996
                                                ---------------------------------------     ----------------------------------------
                                                               Percent                                       Percent
                                                               of Total       Weighted                      of Total        Weighted
                                                Average        Average         Average       Average         Average        Average
                                                Balance        Deposits         Rate         Balance        Deposits          Rate
                                                                            (Dollars in thousands)

Money market deposits....................       $ 4,603           4.67%           3.11%       $5,011            5.39%          3.07%
Passbook and statement deposits..........        14,675          14.88            3.04        15,400           16.57           2.97
NOW and other demand deposits............         8,203           8.32            2.40         7,316            7.87           2.77
Noninterest bearing deposits.............         5,307           5.38              --         5,131            5.52             --
                                                 ------          -----                        ------           -----
      Total..............................       $32,788          33.25            2.39        32,858           35.35           2.48
                                                 ------          -----                        ------           -----

Certificate accounts:
   Three months or less..................        11,695          11.86            5.35        10,775           11.59           5.37
   Over three through six months.........         9,440           9.57            5.13         8,437            9.08           5.34
   Over six through 12 months............        17,624          17.87            4.98        13,335           14.35           5.22
   Over one to three years...............        18,165          18.42            5.53        25,083           26.99           5.46
   Over three to five years..............         8,910           9.03            5.90         2,463            2.64           6.34
                                                 ------         ------                       -------          ------

      Total certificates.................        65,834          66.75%           5.34        60,093           64.65           5.41
                                                 ------         ------                        ------           -----
      Total deposits.....................       $98,622         100.00%                      $92,951          100.00%
                                                 ======         ======                        ======          ======


         Deposit Account Rate Analysis. The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1997.

                                            At September 30,                      Period to Maturity from September 30, 1997
                                       -------------------------        ------------------------------------------------------------
                                                                                           Over One
                                                                         Within            To Three         Over Three
                                         1997             1996           One Year            Years            Years         Total
                                         ----             ----           --------            -----            -----        ------
                                                                            (In thousands)
Certificate Accounts:
  3.00% or less...............          $    --         $     --           $    --           $    --          $    --           --
  3.01% to 4.00%..............                3               75                 3                --               --            3
  4.01% to 5.00%..............           12,254           16,239            11,495               759               --       12,254
  5.01% to 6.00%..............           52,564           36,025            28,370            15,672            8,522       52,564
  6.01% to 7.00%..............            5,434            9,486             3,899             1,147              388        5,434
  7.01% to 8.00%..............              605              627                --               605               --          605
  Over 8.01%..................               --               --                --                --               --           --
                                         ------         --------            ------            ------            -----       ------

     Total....................          $70,860          $62,452           $43,767           $18,183           $8,910      $70,860
                                         ======           ======            ======            ======            =====       ======

         Certificates of Deposit of $100,000 or More. The following table indicates the amount of the Savings Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                              Amount
                                                              ------
Maturity Period                                           (In thousands)
---------------
Within three months...........................                $  538
Three through six months......................                 1,161
Six through twelve months.....................                 2,926
Over twelve months............................                 4,052
                                                               -----
    Total.....................................                $8,677
                                                               =====


         Deposit Activity. The following table presents the deposit activity of the Savings Bank for the periods indicated.


                                                     For the Year Ended
                                                       September 30,
                                               -----------------------------
                                                  1997                1996
                                               ---------            --------
                                                   (Dollars in thousands)
Opening balance............................    $  95,378             $90,063
Net deposits (withdrawals).................        3,968               1,210
Interest credited on deposits..............        4,266               4,105
                                                --------             -------
Ending balance.............................     $103,612             $95,378
                                                 =======              ======
  Total increase (decrease)  deposits......    $   8,234             $ 5,315
                                                ========              ======
  Percentage increase (decrease)...........         8.63%               5.90%


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

         The following table sets forth certain information regarding the Savings Bank borrowed funds at or for the years ended on the dates indicated:

                                                   At or For the Year Ended
                                                         September 30,
                                                  ---------------------------
                                                   1997                 1996
                                                  --------            -------
                                                      (Dollars in thousands)
FHLB advances:
   Average balance outstanding...............     $12,249             $ 6,333
   Maximum amount outstanding at any
         month-end during the year...........      16,000              12,000
   Balance outstanding at end of year........      15,000              12,000
   Weighted average interest rate
         during the year.....................        6.07%               5.85%
   Weighted average interest rate
         at end of year......................        6.01%               5.77%


Personnel

         As of September 30, 1997, the Savings Bank had 37 full-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes that its relationship with its employees is good.

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

         Because a significant portion of the assessments paid into the SAIF by savings associations were used to pay the cost of prior thrift failures, the reserves of the SAIF were below the level required by law. The BIF had, however, met its required reserve level during the third calendar quarter of 1995. As a result, deposit insurance premiums for deposits insured by the BIF were substantially less than premiums for SAIF-insured deposits. Legislation to capitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF became effective September 30, 1996. The recapitalization plan provided for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain BIF institutions holding SAIF-insured deposits were required to pay a lower special assessment. Based on its deposits at March 31, 1995, on November 27, 1996, the Savings Bank paid a pre-tax special assessment of $555,000. Such payment was recorded as an expense and accounted for by the Savings Bank as of September 30, 1996. Earnings and capital were, therefore, negatively affected for the quarter ended September 30, 1996.

         The recapitalization plan also provides that the cost of prior thrift failures will be shared by both the SAIF and the BIF (Fico Bond payments), which will increase BIF assessments for healthy banks to approximately $.013 per $100 of deposits in 1997. SAIF assessments for healthy savings institutions in 1997 will be approximately $.064 per $100 in deposits and may never be reduced below the level set for healthy BIF institutions.

         The FDIC has lowered the rates on assessments paid to the SAIF and widened the spread of those rates. The FDIC's action established a base assessment schedule for the SAIF with rates ranging from 4 to 31 basis points, and an adjusted assessment schedule that reduces these rates by 4 basis points. As a result, the effective SAIF rates range from 0 to 27 basis points as of October 1, 1996. In addition, the FDIC's final rule prescribed a special interim schedule of rates ranging from 18 to 27 basis points for SAIF-member savings institutions for the last quarter of calendar 1996, to reflect the assessments paid to the Financing Corp. (Fico Bonds). Finally, the FDIC's action established a procedure for making limited adjustments to the base assessment rates by rulemaking without notice and comment, for both the SAIF and the BIF.

         The recapitalization plan also provides for the merger of the SAIF and BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Savings Bank would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The Savings Bank cannot predict the impact of the conversion of the Savings Bank to, or regulation of the Savings Bank as, a bank until the legislation requiring such change is enacted.

         Regulatory Capital Requirements. Set forth below is the Savings Bank's regulatory capital requirements applicable to it as of September 30, 1997:

                                                                        Percent
                                                                     of Adjusted
                                                 Amount                 Assets
                                                 ------                 ------
                                                     (Dollars in Thousands)
Tangible Capital:
Regulatory requirement...................       $ 2,094                   1.5%
Actual capital...........................        17,301                  12.4%
                                                 ------                  ----
  Excess.................................       $15,207                  10.9%
                                                 ======                  ====

Core Capital:
Regulatory requirement...................       $ 4,187                   3.0%
Actual capital...........................        17,301                  12.4%
                                                 ------                  ----
  Excess.................................       $13,114                   9.4%
                                                 ======                  ====

Risk-Based Capital:
Regulatory requirement(1)................       $ 6,296                   8.0%
Actual capital...........................        17,887                  22.7%
                                                 ------                  ----
  Excess.................................       $11,591                  14.7%
                                                 ======                  ====

--------------------
(1)      Based on risk-weighted assets of $78,694.

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

         The following table sets forth the interest rate risk capital component for the Savings Bank at September 30, 1997 given a hypothetical 200 basis point rate change in market interest rates. See "-- Regulatory Capital Requirements."

                                                  As of September 30, 1997
                                                  ------------------------
RISK MEASURES:                                     (Dollars in thousands)
200 Basis Point Rate Shock

Pre-Shock NPV Ratio:  NPV as %
  of Present Value of Assets.................              15.13%
Exposure Measure:  Post-Shock
 NPV Ratio..................................               13.87%
Sensitivity Measure:  Change in NPV
  Ratio......................................               -126bp

CALCULATION OF CAPITAL
COMPONENT:

Change in NPV as % of Present Value
  of Assets..................................                1.68%
Interest Rate Risk Capital Component.........              $2,418


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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1997, the Savings Bank was a Tier 1 institution. In the event the Savings Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements).

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1997, the Savings Bank was in compliance with its QTL requirement with 81.7% of its assets invested in QTIs.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Bank was in compliance with these Federal Reserve Board requirements.

Subsidiary Activity

         In August 1994, the Company acquired all of the capital stock of the Savings Bank. The officers of the Company consist of the officers of the Savings Bank. The Company is organized as a holding company. As of September 30, 1997, the net book value of the Company's investment in the Savings Bank amounted to $17.3 million.

         The  Savings  Bank  dissolved  its  one  subsidiary,   First  Financial
Enterprises, Inc. ("FFE") during the first quarter of the year ended September 30, 1997.

Item 2.  Description of Property.

         (a) The Savings Bank conducts its business through a main office located in Bedford, Virginia and two branch offices. The Savings Bank installed three freestanding ATM's during fiscal 1995; all were in operation at September 30, 1997. The Savings Bank believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

                                                                                                           Net Book Value
                                                                                                           of Property or
                                                                  Original                                   Leasehold
                                                                     Date               Date of            Improvements at
                                              Leased or           Leased or              Lease              September 30,
Location                                        Owned             Acquired            Expiration                1997
--------                                      ---------           ---------           -----------          -------------------
                                                                                                            (In thousands)

125-133 W. Main Street                          Owned            12/70 - Main             N/A                   $538
Bedford, VA  24523                                                  Office
                                                                 12/84 -Drive
                                                                     thru
                                                                 3/89 - Annex

655 at 122                                      Land                 8/86               8/01(1)                  N/A
Moneta, VA  24121                              Leased

                                              Building               1/87                 N/A                    107
                                                Owned
ATM
Route 122                                       Land
Moneta, VA  24121                              Leased                7/95               8/01(1)                  N/A

                                              Building
                                                Owned                8/95                 N/A                     27

Forest Village Square including                 Owned               12/78                 N/A                    177
ATM
Forest, VA  24551

Longwood Avenue (ATM)                           Owned                1/85                 N/A                     26
Bedford, VA  24523

-----------
(1)      Lease is renewable for one five-year term.

         At September 30, 1997, the Bank had a total investment in its land, buildings and improvements, and fixtures, furniture and equipment of $2,418,000, less accumulated depreciation of $1,204,000, or a net carrying value of $1,214,000.

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

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         Neither the Corporation nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Stock Market Information" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 (the "Annual Report") is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The  required   information  is  contained  in  the  section  captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The Corporation's consolidated financial statements required herein are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
--------------------------------------------------------------------------------

         The required information is on pages 3-9 of the Registrant's definitive proxy statement for Registrant's 1998 Annual Meeting of Stockholders filed with the Commission on December 19, 1997 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The required information is contained under the section captioned "Management Remuneration and Other Information - Executive Compensation" on pages 9-11 in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" on pages 2-3 of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Information with Respect to Nominees for Director; Directors Whose Term Continues; and Executive Officers -- Election of Directors" on pages 4-5 of the Proxy Statement.

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "-- Certain Transactions with Management and Others" on page 14 of the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

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

                  4        Specimen Stock Certificate*

                  10.1     1994 Stock Option Plan*

                  10.2     Recognition and Retention Plan and Trust Agreement*

                  10.3     Employment Agreement with Harold K. Neal*

                  11       Computation of Earnings Per Share

                  13       Annual Report to Stockholders for Fiscal Year Ended September 30, 1997

                  21       Subsidiaries of the Registrant  (See Item 1 - Business -- Subsidiary Activity)

                  23       Independent Auditor's Consent

                  27       Financial Data Schedule **



----------------
         *        Included as an exhibit to the  Registrant's  Form 10-KSB filed with the SEC on December  19,  1994,  and is  incorporated  by reference herein.
         **       Only included in electronic filing.


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

                                        BEDFORD BANCSHARES, INC.


Date:  December 29, 1997                By:/s/Harold K. Neal
                                           -------------------------------------
                                           Harold K. Neal, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Harold K. Neal                                     By:  /s/Hugh H. Bond
   ---------------------------------------------------        ---------------------------------------
   Harold K. Neal                                             Hugh H. Bond
   President, Chief Executive                                 Chairman of the Board
   Officer and Director
   (Principal Executive Officer)

Date:  December 29, 1997                                 Date: December 29, 1997


By:/s/James W. Smith                                     By:  /s/George N. Cooper
   ---------------------------------------------------        ---------------------------------------
   James W. Smith                                             George N. Cooper
   Vice President, Treasurer and Comptroller                  Director
   (Principal Financial and Accounting Officer)

Date:  December 29, 1997                                 Date: December 29, 1997


By:/s/Macon C. Putney                                    By:  /s/Harry W. Garrett, Jr.
   ---------------------------------------------------        ---------------------------------------
   Macon C. Putney                                            Harry W. Garrett, Jr.
   Director                                                   Director

Date:  December 29, 1997                                 Date: December 29, 1997


By:/s/W. Henry Walton, Jr.                               By:  /s/William P. Pickett
   ---------------------------------------------------        ---------------------------------------
   W. Henry Walton, Jr.                                       William P. Pickett
   Director                                                   Director

Date:  December 29, 1997                                 Date: December 29, 1997


By:/s/William T. Powell
   ---------------------------------------------------
   William T. Powell
   Director

Date:  December 29, 1997
