Form 10QSB
period 1997-12-31
BEDFORD BANCSHARES INC
filed 1998-02-12
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

         [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from             to
                                           ------------  ------------

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                   Virginia                                54-1709924
            ----------------------------------------------------------------
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)               Identification No.)


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

        Class:  Common Stock, par value $.10 per share
                Outstanding at February 5, 1998: 1,142,425 shares

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


       PART I                 FINANCIAL INFORMATION                                                            PAGE
       ------                 ---------------------                                                            ----

       Item 1.                Financial Statements

                              Consolidated Statements of Financial Condition at
                              December 31, 1997 and September 30, 1997 (unaudited)                                1

                              Consolidated Statements of Income for the three months
                              ended December 31, 1997 and 1996 (unaudited)                                        2

                              Consolidated Statements of Cash Flows for the three months ended
                              December 31, 1997 and 1996 (unaudited)                                              3

                              Notes to Unaudited Interim Consolidated Financial Statements                        4

       Item 2.                Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                           5


       PART II                OTHER INFORMATION
       -------                -----------------

       Item 1.                Legal proceedings                                                                   9

       Item 2.                Changes in Securities                                                               9

       Item 3.                Defaults upon Senior Securities                                                     9

       Item 4.                Submission of Matters to a Vote of Security Holders                                 9

       Item 5.                Other Information                                                                   9

       Item 6.                Exhibits and Reports on Form 8-K                                                    9

SIGNATURES

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                            December 31  September 30
                                                                                                1997        1997
                                                                                            -------------------------
                                                                                                 (In Thousands)

Assets
------
Cash and cash equivalents .................................................................   $  3,394   $  5,446
Investment securities held for investment (estimated market value of $3,591 and $4,581) ...      3,599      4,596
Mortgage-backed securities held for investment (estimated market value of $19 and $20) ....         19         20
Marketable equity securities available for sale, at market value ..........................      4,239      4,238
Investment securities available for sale, at market value .................................      4,531      5,006
Investment in Federal Home Loan Bank stock, at cost .......................................        932        932
Loans receivable, net .....................................................................    117,692    116,093
Foreclosed real estate, net ...............................................................         --        212
Property and equipment, net ...............................................................      1,193      1,214
Accrued interest receivable ...............................................................        807        847
Deferred income taxes .....................................................................         49         58
Other assets ..............................................................................        453        427
                                                                                              --------   --------
    Total assets ..........................................................................    136,908    139,089
                                                                                              ========   ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits...................................................................................    103,387    103,612
Advances from the Federal Home Loan Bank ..................................................     13,000     15,000
Advances from borrowers for taxes and insurance ...........................................        246        502
Dividends payable .........................................................................        160        160
Other liabilities .........................................................................        234        194
                                                                                              --------   --------
     Total liabilities ....................................................................    117,027    119,468
                                                                                              --------   --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issues and outstanding, none         --         --
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  1,142,425 at December 31, 1997 and September 30, 1997 ...................................        114        114
Additional paid in capital ................................................................     10,884     10,836
Retained earnings, substantially restricted ...............................................      9,958      9,763
Unrealized (loss) gain on securities available for sale ...................................         28         22
Less stock acquired by ESOP and RRP                                                             (1,103)    (1,114)
                                                                                              --------   --------
     Total stockholders' equity ...........................................................     19,881     19,621
                                                                                              --------   --------
     Total liabilities and stockholders' equity ...........................................   $136,908   $139,089
                                                                                              ========   ========


See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        December 31
                                                                   1997             1996
                                                                  ------           ------
                                                                  (Dollars in Thousands,
                                                                  Except Per Share Data)
Interest Income:
 Loans ....................................................       $2,404           $2,218
 U.S. Government Obligations including agencies ...........          217              190
 Other investments, including overnight deposits ..........           47               54
                                                                  ------           ------
  Total interest income ...................................        2,668            2,462
                                                                  ------           ------
Interest Expense:
 Deposits .................................................        1,167            1,053
 Borrowed funds ...........................................          204              215
                                                                  ------           ------
  Total interest expense ..................................        1,371            1,268
                                                                  ------           ------
  Net interest income .....................................        1,297            1,194
Provision for credit losses ...............................           30               25
                                                                  ------           ------
  Net interest income after provision for credit losses ...        1,267            1,169
                                                                  ------           ------
Noninterest income:
 Service charges and fees on loans ........................           95               87
 Other customer service fees and commissions ..............           68               61
 Other ....................................................           24                7
                                                                  ------           ------
  Total noninterest income ................................          187              155
                                                                  ------           ------
Noninterest expense:
 Personnel compensation and benefits ......................          463              396
 Occupancy and equipment ..................................           80               72
 Data processing ..........................................           85               79
 Federal insurance of accounts ............................           16               42
 Advertising ..............................................           33               34
 Professional fees ........................................           72               30
 Net cost of (gain on) operations of foreclosed real estate           --                2
 Other ....................................................           86               94
                                                                  ------           ------
  Total noninterest expense ...............................          835              749
                                                                  ------           ------
   Income before income taxes .............................          619              575
Provision for income taxes ................................          235              218
                                                                  ------           ------
  Net income ..............................................       $  384           $  357
                                                                  ======           ======

  Basic earnings per share ................................       $ 0.35           $ 0.33
                                                                  ======           ======

  Diluted  earnings per share .............................       $ 0.33           $ 0.32
                                                                  ======           ======


See notes to consolidated financial statements.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                         1997        1996
                                                                                        --------   --------
                                                                                      (Dollars in Thousands)
Operating activities:
 Net income ..........................................................................  $   384    $   357
 Adjustments to reconcile net income to net cash provided by operating activities
  Provision for credit losses .......................................................        30         25
  Provision for depreciation and amortization .......................................        37         34
  Amortization of investment security premiums and accretion of discounts, net ......        (3)         1
  (Increase) decrease in deferred income taxes ......................................         9         49
  Loans originated for sale .........................................................        --         --
  Proceeds from sale of loans originated for sale ...................................        --         --
  (Increase) decrease in accrued interest receivable ................................        40         53
  (Increase) decrease in other assets ...............................................       (26)       123
  Increase (decrease) in other liabilities ..........................................        40       (541)
                                                                                        -------    -------
     Net cash provided by (used in) operating activities ...........................        511        101
                                                                                        -------    -------
Investing activities:
  Proceeds from the maturities of investments .......................................     1,000         --
  Proceeds from the sales of investments ............................................       992         --
  Purchases of investment securities ................................................      (500)       (57)
  Net increase in loans to customers ................................................    (1,599)    (2,741)
  Net proceeds from the sale of foreclosed real estate ..............................       200         --
  Principal collected on ortgage-backed securities ..................................         1         10
  Purchases of premises, equipment and leasehold improvements .......................       (16)       (36)
  Purchase of foreclosed real estate ................................................        --        (43)
                                                                                        -------    -------
      Net cash provided by (used in) investment activities ..........................        78     (2,867)
                                                                                        -------    -------
Financing activities:
  Dividends paid ....................................................................      (160)      (126)
  Net increase (decrease) in customer deposits ......................................      (225)       906
  Proceeds from advances and other borrowed money ...................................    (2,000)     2,000
  Net increase (decrease) in advance payments from borrowers for taxes and insurance.      (256)      (227)
                                                                                        -------    -------
      Net cash provided by financing activities .....................................    (2,641)     2,553
                                                                                        -------    -------
      Increase (decrease) in cash and cash equivalents ..............................    (2,052)      (213)
Cash and cash equivalents at beginning of period ....................................     5,446      3,075
                                                                                        -------    -------
Cash and cash equivalents at end of period ..........................................   $ 3,394    $ 2,862
                                                                                        =======    =======

See notes to consolidated financial statements.

          Note to Unaudited Interim Consolidated Financial Statements

                                December 31, 1997

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim period ended December 31, 1997 is not necessarily indicative of the results which may may be expected for any future period. For futher information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1997.

     For the quarter ended December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share. SFAS 128 is effective for financial statements, including interim periods issued for periods ending after December 15, 1977. SFAS 128 provides a different method for calculating earnings per share than was used in accordance with APB 15, "Earnings Per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Total assets of the Corporation were $136.9 million at December 31, 1997, a decrease of $2.2 million from September 30, 1997. The $2.1 million decline in cash and cash equivalents primarily reflects the $2 million reduction in Federal Home Loan bank borrowings. Net loans increased $1.6 million as investments were reduced $1.5 million providing funding for the loan growth. Stockholders' equity was $19.9 million on December 31, 1997, up $260,000 from the $19.6 million on September 30, 1997.

     At December 31, 1997, nonperforming assets were $735,000, or .54% of total assets, compared to $730,000, or .52% of total assets at September 30, 1997. During the quarter ended December 31, 1997, nonperforming loans increased $217,000 due primarily to the addition of one large consumer loan. The loan is well secured and no material loss is anticipated. The $212,000 of foreclosed property held at September 30, 1997 was sold during the first quarter of fiscal 1998. No material gain or loss was realized from the sale of the foreclosed property. On December 31, 1997, the allowance for credit losses totaled $709,000 and equaled 96.37% of nonperforming assets.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------

     General. Net income for the three months ended December 31, 1997 was $384,000, up 7.6% from the $357,000 earned in the comparable period of fiscal 1997. Net interest income for the first quarter of fiscal 1998 was $1.3 million, compared to net interest income for the first quarter of fiscal 1997 of $1.2 million. In addition, $30,000 was added to the allowance for credit losses during the first quarter of fiscal 1998, compared to $25,000 for the comparable period of fiscal 1997.

     Interest Income. Total interest income amounted to $2.7 million for the three months ended December 31, 1997 up from the $2.5 million earned in the comparable quarter of fiscal 1996. The increase was primarily due to an increase in the average balance of loans receivable to $116.8 million for the quarter ended December 31, 1997 from $110.5 million for the same period of 1996.

     Interest Expense. For the three months ended December 31, 1997, total interest expense rose to $1.4 million from the $1.3 million for the three months ended December 31, 1996, primarily due to an increase in the average balance of interest bearing liabilities to $111.1 million for the first quarter of fiscal 1998 from $104.5 million for the same quarter of fiscal 1997. Average interest bearing deposits were $97.8 million for the first quarter of fiscal 1998, compared to an average of $90.3 million for the same three months of fiscal 1997.

     Net Interest Income. For the three months ended December 31, 1997, net interest income was $1.3 million, up $103,000 from the net interest income earned in the same period of 1996. During the three months ended December 31, 1997, the Corporation's interest rate spread and net interest margin increased to 3.13% and 3.92%, respectively, compare to 3.07% and 3.84%, respectively for the same period of 1996.

     Provision for Credit Losses. For the three months ended December 31, 1997, the Bank recorded a provision for credit losses of $30,000, compared $25,000 for the same period of fiscal 1997. As discussed in the Financial Condition Section, we added one consumer loan in the amount of $185,000 and several small consumer loans, totaling a net $38,000, to the nonperforming category.

     Total Noninterest Income. Noninterest income totaled $187,000 for the first quarter of fiscal 1998, compared to $155,000 for the same quarter of fiscal 1997. The increase was primarily attributable to an increase in income from the sale of mortgage insurance, coupled with moderate increases in service charges and fees on loans and other customer service fees.

     Total Noninterest Expense. Total noninterest expense was $835,000 for the three months ended December 31, 1997, up $86,000 from the $749,000 total for the comparable quarter of fiscal 1997. Personnel compensation and benefits totaled $463,000 for the three months ended December 31, 1997, up $67,000 from the same quarter of 1996 primarily due to benefit plans based on the market value of the Company's common stock, merit increases and increases in other benefits. In addition, professional fees totaled $72,000 for the three months ended December 31, 1997, compared to $30,000 for the same three months of 1996 due primarily to consulting fees associated with the Corporation's three year strategic business plan.

     Provision for Income Taxes. The provision for income taxes was $235,000 for the three months ended December 31, 1997, up from the $218,000 provision recorded in the three months ended December 31, 1996. The increased reflects the higher profitability of the Company in the quarter ended December 31, 1997.

CAPITAL COMPLIANCE
------------------

The  following  table  presents  the  Bank's   compliance  with  its  regulatory
requirements of December 31, 1997. (Dollar amounts in thousands).

                                            December 31, 1997
                                           ---------------------
                                                      Percentage
                                                      of assets
                                                      ----------

GAAP Capital ...........................   $17,681      12.88%
                                           =======      =====

Tangible capital .......................   $17,681      12.88%
Tangible capital requirement ...........     2,059       1.50
                                           -------      -----
  Excess ...............................   $15,622      11.38%
                                           =======      =====

Core capital ...........................   $17,681      12.88%
Core capital requirement ...............     4,119       3.00
                                           -------      -----
  Excess ...............................   $13,562       9.88%
                                           =======      =====

Total risk-based capital (1) ...........   $18,290      25.37%
Total risk-based capital requirement (1)     5,767       8.00
                                           -------      -----
  Excess ...............................   $12,523      17.37
                                           =======      =====


-----------------------------------
(1)  Based on risk-weighted assets of $72,093
-----------------------------------

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

LIQUIDITY
---------

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of December 31, 1997, such borrowed funds totaled $13.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The OTS adopted a new liquidity rule effective Novenber 24, 1997. The new rule lowers liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. In addition, the liquidity base has been reduced by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. Another change removes the requirement that certain obligations must mature in five years or less in order to qualify as a liquid asset. The new rule also eliminates a separate limit that required savings associations to hold assets equal to 1 percent of a thrift's liquidity base in cash or short term liquid assets. At December 31, 1997, the Bank's regulatory liquidity as measured by the new requirement was 10.12%.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending December 31, 19987, is approximately $40.8 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At December 31, 1997, the Bank had loan commitments outstanding of $ 5.7 million and a $500,000 commitment to purchase an investment security. Funds required to fulfill these commitments are derived primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (Unaudited)

                                                         For the
                                                    Three Months Ended
                                                        December 31
                                                   --------------------
                                                 1997(1)           1996(1)
                                               -----------       -----------
                                                        (Unaudited)

Earnings per common share ..................   $   0.35          $   0.33
                                               ========          ========
Return on average assets ...................       1.11%             1.10%
Return on average equity ...................       7.76%             7.72%
Interest rate spread .......................       3.13%             3.07%
Net interest margin ........................       3.92%             3.84%
Noninterest expense to average assets ......       2.41%             2.31%
Net charge-offs to average outstanding loans         --                --


                                                           At                      At
                                                      December 31             September 30
                                                          1997                    1997
                                                      -----------             ------------
                                                              (Dollars in Thousands)

Nonaccrual and 90 days past due loans .............      $   735                $   518
Foreclosed real estate ............................          --                     212
                                                         -------                -------
Total nonperforming assets ........................      $   735                $   730
                                                         =======                =======


Allowance for credit losses to nonperforming assets        96.37%                 92.81%
Nonperforming loans to total loans ................         0.62%                  0.45%
Nonperforming assets to total assets ..............         0.54%                  0.52%

Book value per share ..............................      $ 17.40                  17.17
                                                         =======                =======


-------------------
(1)     The ratios for the three-month periods are annualized

                                                  PART II - OTHER INFORMATION


Item 1.  Legal Proceeedings
         ------------------

              Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at December 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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



                                              BEDFORD BANCSHARES, INC.


Date: February 12, 1998                   By: /s/ Harold K. Neal
                                              ----------------------
                                              Harold K. Neal
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date: February 12, 1998                   By: /s/ Harold K. Neal
                                              ----------------------
                                              James W. Smith
                                              Vice President and Treasurer
                                              (Principal Accounting and
                                                   Financial officer)