Form 10QSB
period 1998-03-31
BEDFORD BANCSHARES INC
filed 1998-05-11
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                Virginia                          54-1709924
      ------------------------------------------------------------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)


                  125 West Main Street, Bedford, Virginia 24523
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (540) 586-2590
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


  Check whether issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for tNo .ast 90 days. Yes X No .


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class:  Common Stock, par value $.10 per share
                Outstanding at May 8, 1998: 1,148,950 shares

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB



          PART I                 FINANCIAL INFORMATION                                                            PAGE
          ------                 ---------------------                                                            ----

          Item 1.                Financial Statements

                                 Consolidated Statements of Financial Condition at
                                 March 31, 1998 and September 30, 1997 (unaudited)                                   1

                                 Consolidated Statements of Income for the three and six months
                                 ended March 31, 1998 and 1997 (unaudited)                                           2

                                 Consolidated Statements of Cash Flows for the six months ended
                                 March 31, 1998 and 1997 (unaudited)                                                 3

                                 Notes to Unaudited Interim Consolidated Financial Statements                        4

          Item 2.                Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations                                                           5


         PART II                 OTHER INFORMATION
         -------                 -----------------

          Item 1.                Legal proceedings                                                                  11

          Item 2.                Changes in Securities                                                              11

          Item 3.                Defaults upon Senior Securities                                                    11

          Item 4.                Submission of Matters to a Vote of Security Holders                                11

          Item 5.                Other Information                                                                  11

          Item 6.                Exhibits and Reports on Form 8-K                                                   11

          SIGNATURES                                                                                                12

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                              March 31    September 30
                                                                                                1998           1997
                                                                                              -------------------------
                                                                                                   (In Thousands)

Assets
------
Cash and cash equivalents ................................................................... $  12,283     $  5,446
Investment securities held for investment (estimated market value of $3,110 and $4,581) .....     3,099        4,596
Mortgage-backed securities held for investment (estimated market value of $17 and $20) ......        17           20
Marketable equity securities available for sale, at market value ............................     4,294        4,238
Investment securities available for sale, at market value ...................................     8,535        5,006
Investment in Federal Home Loan Bank stock, at cost .........................................     1,300          932
Loans receivable, net .......................................................................   120,924      116,093
Foreclosed real estate, net .................................................................         0          212
Property and equipment, net .................................................................     1,157        1,214
Accrued interest receivable .................................................................       889          847
Deferred income taxes .......................................................................        58           58
Other assets ................................................................................       593          427
                                                                                              ---------     --------
    Total assets ............................................................................ $ 153,149     $139,089
                                                                                              =========     ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits ....................................................................................   106,027      103,612
Advances from the Federal Home Loan Bank ....................................................    26,000       15,000
Advances from borrowers for taxes and insurance .............................................       444          502
Dividends payable ...........................................................................       161          160
Other liabilities ...........................................................................       166          194
                                                                                              ---------     --------
     Total liabilities ......................................................................   132,798      119,468
                                                                                              ---------     --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and outstanding, none..        --           --
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  1,148,950 and 1,142,425 at March 31, 1998 and September 30, 1997,  respectively ...........       115          114
Additional paid in capital ..................................................................    10,917       10,836
Retained earnings, substantially restricted .................................................    10,231        9,763
Unrealized gain on securities available for sale ............................................        27           22
Less stock acquired by ESOP and RRP .........................................................      (939)      (1,114)
                                                                                              ---------     --------
     Total stockholders' equity .............................................................    20,351       19,621
                                                                                              ---------     --------
     Total liabilities and stockholders' equity ............................................. $ 153,149    $ 139,089
                                                                                              =========    =========



See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Three Months Ended   Six Months Ended
                                                              March 31          March 31
                                                           1998      1997     1998     1997
                                                          ------    -----   ------   ------
                                                                  (Dollars in Thousands,
                                                                   Except Per Share Data)
Interest Income:
 Loans ................................................   $2,423    2,308   $4,827   $4,526
 U.S. Government Obligations including agencies .......      234      189      451      379
 Other investments, including overnight deposits ......       68       42      115       96
                                                          ------    -----   ------   ------
  Total interest income ...............................    2,725    2,539    5,393    5,001
                                                          ------    -----   ------   ------
Interest Expense:
 Deposits .............................................    1,134    1,030    2,301    2,083
 Borrowed funds .......................................      245      222      449      437
                                                          ------    -----   ------   ------
  Total interest expense ..............................    1,379    1,252    2,750    2,520
                                                          ------    -----   ------   ------
  Net interest income .................................    1,346    1,287    2,643    2,481
Provision for credit losses ...........................       30       25       60       50
                                                          ------    -----   ------   ------
  Net interest income after provision for credit losses    1,316    1,262    2,583    2,431
                                                          ------    -----   ------   ------
Noninterest income:
 Service charges and fees on loans ....................      115       63      210      150
 Other customer service fees and commissions ..........       77       59      145      120
 Other ................................................       32       23       56       30
                                                          ------    -----   ------   ------
  Total noninterest income ............................      224      145      411      300
                                                          ------    -----   ------   ------
Noninterest expense:
 Personnel compensation and benefits ..................      438      410      902      809
 Occupancy and equipment ..............................       71       80      151      152
 Data processing ......................................       91       90      176      170
 Federal insurance of accounts ........................       16       15       32       57
 Advertising ..........................................       28       25       61       59
 Professional fees ....................................       53       38      125       65
 Other ................................................       93       82      178      177
                                                          ------    -----   ------   ------
  Total noninterest expense ...........................      790      740    1,625    1,489
                                                          ------    -----   ------   ------
   Income before income taxes .........................      750      667    1,369    1,242
Provision for income taxes ............................      290      253      525      471
                                                          ------    -----   ------   ------
  Net income ..........................................   $  460   $  414   $  844   $  771
                                                          ======   ======   ======   ======

  Basic earnings per share ............................   $ 0.42   $ 0.38   $ 0.77   $ 0.71
                                                          ======   ======   ======   ======

  Diluted  earnings per share .........................   $ 0.40   $ 0.37   $ 0.73   $ 0.69
                                                          ======   ======   ======   ======

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                         ------ March 31 -------
                                                                                            1998       1997
                                                                                         --------    --------

                                                                                         (Dollars in Thousands)
Operating activities:
  Net income .........................................................................   $    844    $    771
  Adjustments to reconcile net income to net cash provided by operating activities :
    Provision for credit losses ......................................................         60          50
    Provision for depreciation and amortization ......................................         65          65
    Amortization of investment security premiums and accretion of discounts, net .....        (12)         (3)
    (Increase) decrease in deferred income taxes .....................................          0          39
    (Gain) loss on sale of loans, investments and foreclosed real estate .............         (2)         (5)
    Loans originated for sale ........................................................       --           185
    Proceeds from sale of loans originated for sale ..................................       --          (185)
    (Increase) decrease in accrued interest receivab.e ...............................        (42)       (117)
    (Increase) decrease in other assets ..............................................       (166)        212
    Increase (decrease) in other liabilities .........................................        (28)       (723)
                                                                                         --------    --------
      Net cash provided by (used in) operating activities ............................        719         289
                                                                                         --------    --------
Investing activities:
    Proceeds from the sale of investments ............................................        992        --
    Proceeds from the maturities of investments ......................................      2,500         400
    Purchases of investment securities ...............................................     (5,568)     (1,626)
    Purchase of Federal Home Loan Bank stock .........................................       (368)       --
    Net increase in loans to customers ...............................................     (4,891)     (3,605)
    Principal collected on mortgage-backed securities ................................          3          15
    Purchases of premises, equipment and leasehold improvements ......................         (8)        (63)
    Proceeds from the sale of REO ....................................................        212          48
                                                                                         --------    --------
      Net cash provided by (used in) investing activities ............................     (7,128)     (4,831)
                                                                                         --------    --------
Financing activities:
    Exercise of stock options ........................................................        103        --
    Allocation of ESOP and RRP shares ................................................        189        --
    Dividends paid ...................................................................       (288)       (253)
    Net increase (decrease) in customer deposits .....................................      2,415       2,464
    Proceeds from advances and other borrowed money ..................................     11,000       2,000
    Purchase of stock by ESOP and RRP ................................................        (86)        (23)
    Net increase (decrease) in advance payments from borrowers for taxes and insurance        (58)        (44)
    Other, net                                                                                (29)       --
                                                                                         --------    --------
    Net cash provided by financing activities ........................................     13,246       4,144
                                                                                         --------    --------
    Increase (decrease) in cash and cash equivalents .................................      6,837        (398)
Cash and cash equivalents at beginning of period .....................................      5,446       3,075
                                                                                         --------    --------
Cash and cash equivalents at end of period ...........................................   $ 12,283    $  2,677
                                                                                         ========    ========

See notes to consolidated financial statements.

          Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 1998

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim period ended March 31, 1998 is not necessarily indicative of the results which may may be expected for any future period. For futher information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1997.

NOTE 2: EARNINGS PER SHARE

     The  Corpoation  adopted  Statement  of  Fianancial   Accounting  Standards
("SFAS") 128, as of December 31, 1997. SFAS 128 is effective for financial statements, including interim reports issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than was used in accordance with APB 15, "Earnings Per Share."

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

     Earnings per share calculated in accordance with SFAS 128 is as follows:

                                                            Three Months Ended       Six Months Ended
                                                                 March 31                  March 31
                                                         -----------------------   ------------------------
                                                            1998          1997        1998          1997
                                                         ----------   ----------   ----------   ----------
Basic Earnings Per Share:
Net Income ...........................................   $  460,000   $  414,000   $  844,000   $  771,000
                                                         ==========   ==========   ==========   ==========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (54,667 and 61,793
  at March 31, 1998 and March 31, 1997, respectively.)    1,089,056    1,081,005    1,088,290    1,081,297
                                                         ==========   ==========   ==========   ==========
Basic Earnings Per Share .............................   $     0.42   $     0.38   $     0.77   $     0.71
                                                         ==========   ==========   ==========   ==========

Diluted Earnings Per Share:
Net Income ...........................................   $  460,000   $  414,000   $  844,000   $  771,000
                                                         ==========   ==========   ==========   ==========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (54,667 and 61,793
  at March 31, 1998 and March 31, 1997, respectively.)    1,089,056    1,081,005    1,088,290    1,081,297
    Dilutive effect of RRP Plan shares ...............       12,006       10,759       12,006       10,117
    Dilutive effect of Stock Options .................       59,399       36,918       59,399       33,710
                                                         ----------   ----------   ----------   ----------
Average Shares Outstanding ...........................    1,160,461    1,128,682    1,159,695    1,125,124
                                                         ==========   ==========   ==========   ==========
Diluted Earnings Per Share ...........................   $     0.40   $     0.37   $     0.73   $     0.69
                                                         ==========   ==========   ==========   ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     Total assets of the Corporation were $153.1 million at March 31, 1998, an increase of $14 million from September 30, 1997. During the second quarter of fiscal 1998, the Bank increased its borrowings from the Federal Home Loan Bank by $10 million. These funds, priced favorably to alternative funding sources for the same maturity, moderating the interest rate risk, will be used to provide additional funding for anticipated loan growth. The portion of these funds not currently needed for loans or investments is kept in overnight funds, which is reflected in a $6.8 million increase in cash and cash equivalents. In addition to this increase, loans were up $4.8 million and investments reflected growth of $2.0 million. Additional support for the asset growth was provided by a $2.4 million increase in deposits. Stockholders' equity was $20.4 million on March 31, 1998, up $730,000 from the $19.6 million on September 30, 1997.

     At March 31, 1998, nonperforming assets were $653,000, or .43% of total assets, compared to $730,000, or .52% of total assets at September 30, 1997. During the quarter ended March 31, 1998, nonperforming mortgage loans increased $141,000, while nonperforming consumer loans decreased $228,000. The increase in mortgage loans was due to the addition of one credit which is well collateralized, while the decrease in the consumer category was due primarily to one large consumer credit which became current during the quarter.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------

     General. Net income for the three months ended March 31, 1998 was $460,000, up 11.1% from the $414,000 earned in the comparable period of fiscal 1997. Net interest income for the second quarter of fiscal 1998 was $1.35 million,compared to $1.29 million for the second quarter of fiscal 1997. In addition, during the second quarter of fiscal 1998, $30,000 was added to the allowance for credit losses, compared to $25,000 for the comparable period of fiscal 1997.

     Interest Income. Total interest income was $2.73 million for the three months ended March 31, 1998, compared to $2.54 million earned in the comparable quarter of fiscal 1997. The increase was due to a $7.1 million rise in the average balance of loans receivable, offset somewhat by a 10 basis point decline in the yield on the loan portfolio. In addition, interest income from U. S. Government obligations and other investments increased $45,000 and $26,000, respectively, due primarily to higher average balances.

     Interest Expense. For the three months ended March 31, 1998, total interest expense rose to $1.38 million from the $1.25 million for the three months ended March 31, 1997, primarily due to an increase in the average balance of interest bearing liabilities to $116.9 million for the second quarter of fiscal 1998 from $106.5 million for the same quarter of fiscal 1997. Average interest bearing deposits were $98.9 million for the second quarter of fiscal 1998, compared to an average of $91.6 million for the same three months of fiscal 1997.

     Net Interest Income. For the three months ended March 31, 1998, net interest income was $1.35 million, up $59,000 from the net interest income earned in the same period of 1997. During the three months ended March 31, 1998, the Corporation's interest rate spread and net interest margin decreased to 3.12% and 3.87%, respectively, compared to 3.40% and 4.11%, respectively, for the same period of 1997. A 26 basis point decline in the yield on earning assets combined with a 2 basis point rise in the cost of funds were the primary reasons for the declines.

     Provision for Credit Losses. For the three months ended March 31, 1998, the Bank recorded a provision for credit losses of $30,000, compared $25,000 for the same period of fiscal 1997. Strong growth in the commercial and consumer loan portfolios during the second quarter of 1998 was the primary reason for the higher provision.

     Total Noninterest Income. Noninterest income totaled $224,000 for the second quarter of fiscal 1998, compared to $145,000 for the same quarter of fiscal 1997. The $79,000 increase was primarily attributable to an increase in service charges and fees on loans, due to recently introduced processing fees on consumer loans and charges related to refinancings and modifications of mortgage loans. Other customer service fees and commissions were up $18,000 primarily due to higher income on checking and increased ATM charges. Other income rose $9,000 due to income associated with the sale of mortgage insurance.

     Total Noninterest Expense. Total noninterest expense was $790,000 for the three months ended March 31, 1998, up $50,000 from the $740,000 total for the comparable quarter of fiscal 1997. Personnel compensation and benefits totaled $438,000 for the second quarter of fiscal 1998, an increase of $28,000 from the comparable period of fiscal 1997. All other categories of noninterest expense reflected a combined increase of 6.7% when comparing the three months ended March 31, 1998 to the same three months of fiscal 1997.

     Provision for Income Taxes. The provision for income taxes was $290,000 for the three months ended March 31, 1998, up from the $253,000 provision recorded in the three months ended March 31, 1997. The increase reflects the higher profitability of the Company in the quarter ended March 31, 1998, as the effective tax rate for both periods was 38%.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------------------

     General. Net income for the six months ended March 31, 1998 was $844,000, up 9.5% from the $771,000 earned in the comparable period of fiscal 1997. Net interest income for the first half of fiscal 1998 was $2.64 million, compared to net interest income for the first half of fiscal 1997 of $2.48 million. Noninterest income and expense for the six months ended March 31, 1998 were $411,000 and $1.63 million, respectively, compared to $300,000 and $1.49 million, respectively, for the same period of fiscal 1997.

     Interest Income. Total interest income amounted to $5.39 million for the six months ended March 31, 1998, up from the $5.00 million earned in the comparable period of fiscal 1997. The increase was primarily attributable to an increase in the average balance of loans receivable to $118.2 million for the six months ended ended March 31, 1998 from $111.5 million for the same period of 1997. This increase reflects the Bank's continued success in originating mortgage loans and expanding the consumer and commercial loan portfolios.

     Interest Expense. For the six months ended March 31, 1998, total interest expense rose to $2.75 million from the $2.52 million for the six months ended March 31, 1997, primarily due to an increase in the average balance of interest bearing liabilities to $114.0 million for the first half of fiscal 1998 from $105.5 million for the comparable period of fiscal 1997. The average balance of interest bearing deposits increased $7.3 million from $91.0 million for the six months ended March 31, 1997 to $98.3 million for the six months ended March 31, 1998.

     Net Interest Income. For the six months ended March 31, 1998, net interest income was $2.64 million, up 6.5% from the net interest income earned in the same period of 1997. During the six months ended March 31, 1998, the Corporation's interest rate spread and net interest margin declined to 3.13% and 3.90%, respectively, compared to 3.24% and 3.98%, respectively for the same period of 1997. A 7 basis point decline in the yield on earning assets combined with a 4 basis point rise in the cost of funds were the primary reasons for the declines.

     Provison for Credit Losses. For the six months ended March 31, 1998, the Bank recorded a provision for credit losses of $60,000, compared to $50,000 for the same six months of fiscal 1997. Expansion of the consumer and commercial loan portfolios is the principal reason for the higher provision.

     Total Noninterest Income. Noninterest income totaled $411,000 for the first six months of fiscal 1998, compared to $300,000 for the same period of 1997. Service charges and fees on loans were up $60,000 due to fees associated with refinancings and loan modifications, and processing fess on consumer loans. Other customer service fees and commissions rose $25,000 due to higher income on checking and increased ATM usage. Other noninterest income was up $26,000 due primarily to income from the sale of mortgage insurance.

     Total Noninterest Expense. Total noninterest expense was $1.63 million for the six months ended March 31, 1998, up $140,000 from the $1.49 million total for the comparable period of fiscal 1997. Personnel compensation and benefits totaled $902,000 for the six months ended March 31, 1998, up $93,000 from the same six months of 1997, primarily due to merit increases and the increased valuation of ESOP shares for fiscal 1998 which is based on the period end market value of the Corporation's common stock. Professional fees totaled $125,000 for the six months ended March 31, 1998, compared to $65,000 for the same period of fiscal 1997 due primarily to consulting fees associated with the Corporation's three year strategic business plan.

     Provision for Income Taxes. The provision for income taxes was $525,000 for the six months ended March 31, 1998, compared to $471,000 for the same six months of fiscal 1997. The increase was due to the increase in taxable income as the effective tax rate for both periods was 38%.

CAPITAL COMPLIANCE
------------------

     The following table presents the Bank's compliance with its regulatory requirements of March 31, 1998. (Dollar amounts in thousands).

                                                                     March 31, 1998
                                                                 ---------------------------
                                                                                 Percentage
                                                                                 of assets

GAAP Capital ................................................     $18,135          11.82%
                                                                  =======          =====

Tangible capital ............................................     $18,135          11.82%
Tangible capital requirement ................................       2,301           1.50
                                                                  -------          -----
  Excess ....................................................     $15,834          10.32%
                                                                  =======          =====

Core capital ................................................     $18,135          11.82%
Core capital requirement ....................................       6,135           4.00
                                                                  -------          -----
  Excess ....................................................     $12,000           7.82%
                                                                  =======          =====

Total risk-based capital (1) ................................     $18,786          24.07%
Total risk-based capital requirement (1).....................       6,243           8.00
                                                                  -------          -----
  Excess ....................................................     $12,543          16.08%
                                                                  =======          =====


----------------------------------------------
(1)  Based on risk-weighted assets of $78,035


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

LIQUIDITY
---------

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of March 31, 1998, such borrowed funds totaled $26.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The OTS adopted a new liquidity rule effective Novenber 24, 1997. The new rule lowers liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. In addition, the liquidity base has been reduced by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. Another change removes the requirement that certain obligations must mature in five years or less in order to qualify as a liquid asset. The new rule also eliminates a separate limit that required savings associations to hold assets equal to 1 percent of a thrift's liquidity base in cash or short term liquid assets. At March 31, 1998, the Bank's regulatory liquidity as measured by the new requirement was 20.88%.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending March 31, 1999, is approximately $39.9 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At March 31, 1998, the Bank had loan commitments outstanding of $ 9.9 million. Funds required to fulfill these commitments are derived primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                                            Three Months Ended    Six Months Ended
                                                                                  March 31              March 31
                                                                             -----------------    -------------------
                                                                             1998(1)   1997(1)    1998(1)     1997(1)
                                                                             -------   -------    -------     -------
                                                                                   (Unaudited)


Basic earnings per share................................................     $ 0.42   $ 0.38      $ 0.77      $ 0.71
Diluted earnings per share..............................................     $ 0.40   $ 0.37      $ 0.73      $ 0.69
Return on average assets ...............................................       1.28%    1.26%       1.20%       1.18%
Return on average equity ...............................................       9.13%    8.81%       8.45%       8.27%
Interest rate spread ...................................................       3.12%    3.40%       3.13%       3.24%
Net interest margin ....................................................       3.87%    4.11%       3.90%       3.98%
Noninterest expense to average assets ..................................       2.26%    2.26%       2.28%       2.28%
Net charge-offs to average outstanding loans ...........................       0.01%    0.06%       0.01%       0.06%


                                                                       March 31   September 30
                                                                         1998        1997
                                                                       ---------  ------------
                                                                       (DOLLARS IN THOUSANDS)
                                                                          (Unaudited)
Nonaccrual and 90 days past due loans...............................   $   653     $  518
Repossessed real estate ............................................      --          212
                                                                       -------     ------
Total nonperforming assets .........................................   $   653     $  730
                                                                       =======     ======



Allowance for credit losses to nonperforming assets ................    113.03%     92.81%
Nonperforming loans to total loans..................................      0.54%      0.45%
Nonperforming assets to total assets ...............................      0.43%      0.52%


Book value per share................................................   $ 17.71     $17.17
                                                                       =======     ======



---------------------
(1)     The ratios for the three- and six-month periods are annualized

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.          Legal Proceeedings
                 ------------------

                    Neither  the  Corporation  nor the Bank was  engaged  in any legal proceedings of a material nature at March 31, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.          Changes in Securities
                 ---------------------
                    Not applicable.

Item 3.          Defaults upon Senior Securities
                 -------------------------------
                    Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders
                 ----------------------------------------------------

                    The annual meeting of  shareholders  of the  Corporation was held on January 28,1998 and the following items were acted upon:

                    Election of  Directors  Hugh H. Bond,  William T. Powell and
                 Macon C. Putney for terms of three years ending in 2001. All were elected as indicated below:

                                             Votes          Votes       Broker
                                              For         Withheld     Non-votes
                                              ---         ---------    ---------
                 Hugh H. Bond              993,168         39,695       124,334
                 William T. Powell         973,681         59,182       124,334
                 Macon C. Putney           993,018         39,845       124,334

                    Ratification of the appointment of BDO Seidman,  LLP, as the
                 Corporation's auditors for the 1998 fiscal year. BDO SEIDMAN, LLP, was ratified as follows:

                          Votes           Votes                         Broker
                           For           Against         Abstain       Non-votes
                           ---           -------         -------       ---------
                        1,006,698         20,965          5,200         124,334

                    Consideration of a stockholder  proposal  recommending  that the Board of Directors take certain action. The proposal was not adopted as shown below:

                          Votes           Votes                         Broker
                           For           Against         Abstain       Non-votes
                           ---           -------         -------       ---------
                          272,720        610,907        24,902         124,334

Item 5.          Other Information
                 -----------------
                      Not applicable.

Item 6.          Exhibits and Reports on Form 8-K
                 --------------------------------
                 (a)     Exhibit
                         Exhibit 27:  Financial Data Schedule (electronic filing only)

                 (b)     Reports on Form 8-K
                          Not applicable.


                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BEDFORD BANCSHARES, INC.


Date: May 11, 1998                         By: /s/ Harold K. Neal
                                               ---------------------------------
                                               Harold K. Neal
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: May 11, 1998                         By: /s/ James W. Smith
                                               ---------------------------------
                                               James W. Smith
                                               Vice President and Treasurer
                                               (Principal Accounting and
                                                    Financial officer)