Form 10QSB
period 1998-06-30
BEDFORD BANCSHARES INC
filed 1998-08-12
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

         [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    -----------

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                   Virginia                          54-1709924
        -------------------------------           -------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


                     125 West Main Street, Bedford, Virginia
                     ---------------------------------------
                 24523 (Address of principal executive offices)


                                 (540) 586-2590
                                 --------------
              (Registrant's telephone number, including area code)


  Check whether issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for tthe past 90 days.   Yes  X     No    .


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class:  Common Stock, par value $.10 per share
                Outstanding at August 7, 1998: 2,297,900 shares

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

         PART I     FINANCIAL INFORMATION                                                            PAGE
         ------     ---------------------                                                            ----
          Item 1.   Financial Statements

                    Consolidated Statements of Financial Condition at
                    June 30, 1998 and September 30, 1997 (unaudited)                                    1

                    Consolidated Statements of Income for the three and nine months
                    ended June 30, 1998 and 1997 (unaudited)                                            2

                    Consolidated Statements of Cash Flows for the nine months ended
                    June 30, 1998 and 1997 (unaudited)                                                  3

                    Notes to Unaudited Interim Consolidated Financial Statements                        4

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                           5


         PART II    OTHER INFORMATION
         -------    -----------------

          Item 1.   Legal proceedings                                                                  11

          Item 2.   Changes in Securities                                                              11

          Item 3.   Defaults upon Senior Securities                                                    11

          Item 4.   Submission of Matters to a Vote of Security Holders                                11

          Item 5.   Other Information                                                                  11

          Item 6.   Exhibits and Reports on Form 8-K                                                   11

SIGNATURES                                                                                             12

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                                     June 30,         September 30
                                                                                                       1998                1997
                                                                                                       ----                ----
                                                                                                           (In Thousands)
Assets
------
Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  4,897           $  5,446
Investment securities held to maturity (estimated market value of $2,113 and $4,581)   . . . .          2,099              4,596
Mortgage-backed securities held to maturity (estimated market value of $16 and $20)    . . . .             16                 20
Marketable equity securities available for sale, at market value   . . . . . . . . . . . . . .          4,341              4,238
Investment securities available for sale, at market value  . . . . . . . . . . . . . . . . . .         15,279              5,006
Investment in Federal Home Loan Bank stock, at cost  . . . . . . . . . . . . . . . . . . . . .          1,550                932
Loans receivable, net . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        125,483            116,093
Foreclosed real estate, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                212
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,128              1,214
Accrued interest receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            958                847
Deferred income taxes . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             63                 58
Other assets . . . . . . . . . . .  . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .            494                427
                                                                                                     --------           --------
    Total assets . . . . . .  . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $156,308           $139,089
                                                                                                     ========           ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $104,660           $103,612
Advances from the Federal Home Loan Bank . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,000             15,000
Advances from borrowers for taxes and insurance . . . .  . . . . . . . . . . . . . . . . . . .            296                502
Dividends payable . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .            184                160
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .            436                194
                                                                                                     --------           --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . .. .. . . . . . . . . . . . . .        135,576            119,468
                                                                                                     --------           --------

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, par value $.10 per share, authorized 250,000 shares; issued and outstanding, none         --                 --
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  2,297,900  and 2,284,850 at June 30, 1998 and September 30, 1997,  respectively. . . . . . .            230                228
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,969             10,836
Retained earnings, substantially restricted . . . . . . . . . . . . . . . . . . . . . . . .  .         10,456              9,649
Unrealized gain on securities available for sale, net . . . . . . . . . . . . . . . . . . .  .              5                 22
Less stock acquired by ESOP and RRP . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .           (928)            (1,114)
                                                                                                     --------           --------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .         20,732             19,621
                                                                                                     --------           --------
     Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . .  .       $156,308           $139,089
                                                                                                     ========           ========

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                          Three Months Ended              Nine Months Ended
                                                                                June 30                        June 30
                                                                         1998             1997           1996           1997
                                                                         ----             ----           ----           ----
                                                                             (Dollars in Thousands, Except Per Share Data)

Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,525          $2,342         $7,352          $6,868
 U.S. Government Obligations including agencies . . . . . . . . ..         282             204            733             583
 Other investments, including overnight deposits . . . . . . . . .         128              40            243             136
                                                                         -----           -----          -----           -----
  Total interest income. . . . . . . . . . . . . . . . . . . . . .       2,935           2,586          8,328           7,587
                                                                         -----           -----          -----           -----
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . ..       1,122           1,075          3,423           3,158
 Borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . ..         382             217            831             654
                                                                         -----           -----          -----           -----
  Total interest expense . . . . . . . . . . . . . . . . . . . . .       1,504           1,292          4,254           3,812
                                                                         -----           -----          -----           -----
  Net interest income . . . . . . . . . . . . . . . . . . . . . ..       1,431           1,294          4,074           3,775
Provision for credit losses . . . . . . . . . . . . . . . . . . ..          30              25             90              75
                                                                         -----           -----          -----           -----
  Net interest income after provision for credit losses . . . . ..       1,401           1,269          3,984           3,700
                                                                         -----           -----          -----           -----
Noninterest income:
 Service charges and fees on loans . . . . . . . . . . . . . . . .         112              87            322             237
 Other customer service fees and commissions . . . . . . . . . . .          82              58            227             178
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8               9             64              39
                                                                         -----           -----          -----           -----
  Total noninterest income . . . . . . . . . . . . . . . . . . . .         202             154            613             454
                                                                         -----           -----          -----           -----
Noninterest expense:
 Personnel compensation and benefits . . . . . . . . . . . . . . .         432             429          1,334           1,231
 Occupancy and equipment . . . . . . . . . . . . . . . . . . . . .          78              82            229             234
 Data processing . . . . . . . . . . . . . . . . . . . . . . . . .          97              84            273             254
 Federal insurance of accounts . . . . . . . . . . . . . . . . . .          16              16             48              73
 Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . .          28              46             89             105
 Professional fees . . . . . . . . . . . . . . . . . . . . . . . .          32              28            157             100
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          83              81            261             258
                                                                         -----           -----          -----           -----
  Total noninterest expense . . . . . . . . . . . . . . . . . . ..         766             766          2,391           2,255
                                                                           ---             ---          -----           -----
   Income before income taxes . . . . . . . . . . . . . . . . . ..         837             657          2,206           1,899
Provision for income taxes . . . . . . . . . . . . . . . . . . . .         325             250            850             721
                                                                         -----           -----          -----           -----
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        $512            $407         $1,356          $1,178
                                                                         =====           =====          =====           =====

  Basic earnings per share . . . . . . . . . . . . . . . . . . . .       $0.23           $0.19          $0.62           $0.54
                                                                         =====           =====          =====           =====

  Diluted  earnings per share . . . . . . . . . . . . . . . . . ..       $0.22           $0.18          $0.58           $0.52
                                                                         =====           =====          =====           =====

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                         ------ June 30 -------
                                                                                            1998        1997
                                                                                            ----        ----
                                                                                         (Dollars in Thousands)
Operating activities:
  Net income .........................................................................   $  1,356    $  1,178
  Adjustments to reconcile net income to net cash provided by operating activities :
    Provision for credit losses ......................................................         90          75
    Provision for depreciation and amortization ......................................        112         120
    Amortization of investment security premiums and accretion of discounts, net .....         (7)         (8)
    (Increase) decrease in deferred income taxes .....................................         (5)         66
    (Gain) loss on sale of loans, investments and foreclosed real estate .............         (3)         (8)
    Loans originated for sale ........................................................       --          (185)
    Proceeds from sale of loans originated for sale ..................................       --           185
    (Increase) decrease in accrued interest receivable ...............................       (111)       (166)
    (Increase) decrease in other assets ..............................................        (67)        117
    Increase (decrease) in other liabilities .........................................        242         345
                                                                                           ------      ------
      Net cash provided by (used in) operating activities ............................      1,607       1,719
                                                                                           ------      ------
Investing activities:
    Proceeds from the sale of investment securities available for sale................        992       1,000
    Proceeds from the maturities of investment securities available for sale .........      2,500        --
    Proceeds from the maturities of investment securities held to maturity ...........      2,000       1,400
    Purchases of investment securities available for sale ............................    (13,266)     (3,695)
    Purchase of Federal Home Loan Bank stock .........................................       (618)       --
    Net increase in loans to customers ...............................................     (9,480)     (6,683)
    Principal collected on mortgage-backed securities ................................          4          26
    Purchases of premises, equipment and leasehold improvements ......................        (26)       (128)
    Proceeds from the sale of REO ....................................................        212          48
                                                                                           ------      ------
      Net cash provided by (used in) investing activities ............................    (17,682)     (8,032)
                                                                                           ------      ------
Financing activities:
    Exercise of stock options ........................................................        103        --
    Allocation of ESOP and RRP shares ................................................        189        --
    Dividends paid ...................................................................       (481)       (402)
    Net increase (decrease) in customer deposits .....................................      1,048       4,669
    Proceeds from advances and other borrowed money ..................................     15,000       2,500
    Purchase of stock by ESOP and RRP ................................................        (86)        (23)
    Net increase (decrease) in advance payments from borrowers for taxes and insurance       (206)       (217)
    Other, net .......................................................................        (41)       --
                                                                                           ------      ------
Net cash provided by financing activities ............................................     15,526       6,527
                                                                                           ------      ------
Increase (decrease) in cash and cash equivalents .....................................       (549)        214
Cash and cash equivalents at beginning of period .....................................      5,446       3,075
                                                                                           ------      ------
Cash and cash equivalents at end of period ...........................................   $  4,897    $  3,289
                                                                                           ======      ======

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 1998


NOTE 1: BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. (the "Corporation") and Bedford Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1997.

NOTE 2: EARNINGS PER SHARE
     On May 20, 1998 , the Corporation's Board of Directors approved a 2-for-1 stock split in the form of a 100% stock dividend. The stock split was payable June 15, 1998 to shareholders of record on June 1, 1998. All per share data has been adjusted to reflect the effects of the stock split.
     The  Corporation  adopted  Statement  of  Financial   Accounting  Standards
("SFAS") 128, as of December 31, 1997. SFAS is effective for financial statements, including interim reports issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than was used in accordance with APB 15, "Earnings Per Share."
     SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share.
     Earnings per share calculated in accordance with SFAS 128 is as follows:


                                                    Three Months Ended      Nine Months Ended
                                                        June 30                 June 30
                                                 ---------------------   -----------------------
                                                    1998        1997        1998         1997
                                                 ---------   ---------   ----------   ----------

Basic Earnings Per Share:
Net Income ...................................   $ 512,000   $ 407,000   $1,356,000   $1,178,000
                                                 =========   =========   ==========   ==========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (109,334 and 121,694
  at June 30, 1998 and 1997, respectively ) ..   2,180,575   2,161,264    2,188,566    2,162,150
                                                 =========   =========   ==========   ==========
Basic Earnings Per Share .....................   $    0.23   $    0.19   $    0.62    $     0.54
                                                 =========   =========   ==========   ==========

Diluted Earnings Per Share:
Net Income ...................................   $ 512,000   $ 407,000   $1,356,000   $1,178,000
                                                 =========   =========   ==========   ==========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (109,334 and 121,694
  at June 30, 1998 and 1997, respectively ) ..   2,180,575   2,161,264    2,188,566    2,162,150
    Dilutive effect of RRP Plan shares .......      26,008      25,015       25,852       23,680
    Dilutive effect of Stock Options .........     121,507      78,809      120,155       71,435
                                                 ---------   ---------   ----------   ----------
Average Shares Outstanding ...................   2,328,090   2,265,088    2,334,573    2,257,265
                                                 =========   =========   ==========   ==========
Diluted Earnings Per Share ...................   $    0.22   $    0.18   $    0.58    $     0.52
                                                 =========   =========   ==========   ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

          The Corporation's assets totaled $156.3 million at June 30, 1998, an increase of $17.2 million from September 30, 1997. The asset expansion was concentrated in investment securities available for sale which were up $10.3 million and in net loans receivable which reflected a $9.4 million increase. Funding for the asset growth was provided by a $15 million increase in FHLB borrowings and a $1.0 million rise in deposits. Stockholders' equity was $20.7 million on June 30, 1998, up $1.1 million from the $19.6 million on September 30, 1997.

          At June 30, 1998, nonperforming assets were $328,000, or .21% of total assets, compared to $730,000, or .52% of total assets at September 30, 1997. During the quarter ended June 30, 1998, nonperforming mortgage loans decreased a net $283,000, while nonperforming consumer loans decreased $42,000. The decrease in nonperforming mortgage loans was primarily due to the pay-off of a $220,000 loan, while the reduction in nonperforming consumer loans was the result of several loans being brought current.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-------------------------------------------------------

          General. For the three months ended June 30, 1998 net income was $512,000, up 25.8% from the $407,000 earned in the comparable period of fiscal 1997. Net interest income for the third quarter of fiscal 1998 was $1.4 million, compared to $1.3 million for the same quarter of fiscal 1997. In addition, $30,000 was added to the allowance for credit losses during the third quarter of fiscal 1998, compared to $25,000 for the comparable period of fiscal 1997.

          Interest Income. Total interest income was $2.9 million for the three months ended June 30, 1998, compared to $2.6 million earned in the comparable quarter of fiscal 1997. The $349,000 increase was due to a $9.0 million rise in the average balance of loans receivable, an increase of $6.5 million in average investment securities available for sale and a $6.4 million rise in average overnight funds.

          Interest Expense. For the three months ended June 30, 1998, total interest expense rose to $1.5 million from the $1.3 million for the three months ended June 30, 1997, primarily due to an increase in the average balance of interest bearing liabilities to $125.0 million for the third quarter of fiscal 1998 from $108.1 million for the same quarter of fiscal 1997. The increase was primarily in FHLB advances which averaged $26.7 million for the three months ended June 30, 1998, compared to $14.4 million for the third quarter of fiscal 1997.

          Net Interest Income. For the three months ended June 30, 1998, net interest income was $1.4 million, up $132,000 from the net interest income earned in the same period of 1997. During the three months ended June 30, 1998, the Corporation's interest rate spread and net interest margin decreased to 3.09% and 3.85%, respectively, compared to 3.28% and 4.03%, respectively, for the same period of 1997. A 14 basis point decline in the yield on earning assets combined with a 4 basis point rise in the cost of funds were the primary reasons for the declines.

Provision for Credit Losses. For the three months ended June 30, 1998, the Bank recorded a provision for credit losses of $30,000, compared to $25,000 for the same period of fiscal 1997. During the third quarter of fiscal 1998, net loans receivable rose $4.6 million, compared to an increase of $3.1 million in the same quarter of 1997, which was the primary reason for the increase in the provision.

Total Noninterest Income. Noninterest income totaled $202,000 for the third quarter of fiscal 1998, compared to $154,000 for the same quarter of fiscal 1997. The $48,000 increase was attributable to a $25,000 increase in service charges and fees on loans, due to recently introduced processing fees on mortgage and consumer loans, and an increase in other customer service fees and commissions which were up $24,000 primarily due to higher income on checking accounts, and increased ATM charges. Other noninterest income was relatively unchanged when comparing the third quarter of fiscal 1998 to the same quarter of fiscal 1997.

          Total Noninterest Expense. Total noninterest expense was $766,000 for the three months ended June 30, 1998, unchanged from the total for the comparable quarter of fiscal 1997. Data processing expenses were $97,000 for the third quarter of fiscal 1998, compared to $84,000 for the same quarter of fiscal 1997 due to higher expenses related to year-end processing and an increase in processing volume. Advertising expenses of $28,000 for the three months ended June 30, 1998 decreased $18,000 from the comparable period of fiscal 1997 due to expenses related to an equity line promotion in 1997.

Provision for Income Taxes. The provision for income taxes was $325,000 for the three months ended June 30, 1998, up from the $250,000 provision recorded in the three months ended June 30, 1997. The increase reflects the higher profitability of the Company in the quarter ended June 30, 1998, as the effective tax rate for both periods was 38%.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------

Forethe.nine months ended June 30, 1998 net income was $1.4 million, up
15.1% from the $1.2 million earned in the comparable period of fiscal 1997. Net interest income for the first nine months of fiscal 1998 was $4.1 million, compared to net interest income for the nine months ended June 30, 1997 of $3.8 million. For the first nine months of fiscal 1998, noninterest income was $613,000 compared to $454,000 for the same period of 1997. Noninterest expense totaled $2.4 million for the nine months ended June 30, 1998, up from the $2.3 million for the comparable period of fiscal 1997.

Interest Income. Total interest income amounted to $8.3 million for the nine months ended June 30, 1998, up from the $7.6 million earned in the comparable period of fiscal 1997. The increase was attributable to expansion of average loans receivable to $119.8 million for the nine months ended June 30, 1998 from $112.4 million for the same period of 1997. In addition, overnight funds averaged $4.1 million and investment securities averaged $10.7 for the first nine months of 1998, compared to averages of $1.1 million and $7.4 million, respectively, for the comparable period of 1997. These increases reflects the Bank's continued success in originating mortgage loans and expanding the consumer and commercial loan portfolios, as well as effective asset/liability management strategies.

Interest Expense. For the nine months ended June 30, 1998, total interest expense rose to $4.3 million from the $3.8 million for the nine months ended June 30, 1997, primarily due to an increase in the average balance of interest bearing liabilities to $117.6 million for the first nine months of fiscal 1998 from $106.3 million for the comparable period of fiscal 1997. The average balance of interest bearing deposits increased $6.4 million from $91.9 million for the nine months ended June 30, 1997 to $98.3 million for the nine months ended June 30, 1998. In addition, average FHLB advances were $19.3 million for the first nine months of fiscal 1998, up $4.9 million from the same period of fiscal 1997.

Net Interest Income. Net interest income was $4.1 million for the nine months ended June 30, 1998, up 7.9% from the net interest income earned in the same period of 1997. The Corporation's interest rate spread and net interest margin were 3.11% and 3.88% for the first nine months of fiscal 1998, down from the 3.25% and 4.00%, respectively, for the same nine months of fiscal 1997. A 10 basis point decline in the yield on earning assets combined with a 4 basis point rise in the cost of funds were the primary reasons for the declines.

Provision for Credit Losses. For the nine months ended June 30, 1998, the Bank recorded a provision for credit losses of $90,000, compared to $75,000 for the same nine months of fiscal 1997. Expansion of the consumer and commercial loan portfolios and continued growth of the mortgage loan portfolio were the primary reasons for the higher provision.

Total Noninterest Income. For the first nine months of fiscal 1998, noninterest income totaled $613,000, compared to $454,000 for the same period of 1997. Service charges and fees on loans were up $85,000 due to fees associated with refinancings and loan modifications, and loan processing fees. Other customer service fees and commissions rose $49,000 due to higher income on checking accounts and increased ATM usage. Other noninterest income was up $25,000 due primarily to income from the sale of mortgage insurance.

Total Noninterest Expense. Total noninterest expense was $2.4 million for the nine months ended June 30, 1998, up $136,000 from the $2.3 million total for the comparable period of fiscal 1997. Personnel compensation and benefits totaled $1.3 million for the nine months June 30, 1998, up $103,000 from the same nine months of 1997, primarily due to merit increases and the increased valuation of ESOP shares for fiscal 1998 which is based on the period end market value of the Corporation's common stock. Professional fees totaled $157,000 for the nine months ended June 30, 1998, compared to $100,000 for the same period of fiscal 1997 due primarily to consulting fees associated with the Corporation's three year strategic business plan. Advertising expenses were $89,000 for the first nine month of fiscal 1998, down $16,000 from the $105,000 for the same period of 1997 due to an equity line promotion in 1997.

Provision for Income Taxes. The provision for income taxes was $850,000 for the nine months ended June 30, 1998, compared to $721,000 for the same period of fiscal 1997. The increase was due to the increase in taxable income as the effective tax rate for both periods was 38%.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of June 30, 1998. (Dollar amounts in thousands).

                                                              June 30, 1998
                                                         -----------------------
                                                                     Percentage
                                                                     of assets
                                                                     ---------

GAAP Capital . . . . . . . . . . . . . . . . . .         $18,615       11.90 %
                                                         =======       =====

Tangible capital . . . . . . . . . . . . . . . .         $18,615       11.90 %
Tangible capital requirement . . . . . . . . . .           2,346        1.50
                                                           -----        ----
  Excess . . . . . . . . . . . . . . . . . . . .         $16,269       10.40 %
                                                         =======       =====

Core capital . . . . . . . . . . . . . . . . . .         $18,615       11.90 %
Core capital requirement . . . . . . . . . . . .           6,256        4.00
                                                           -----        ----
  Excess . . . . . . . . . . . . . . . . . . . .         $12,359        7.90 %
                                                         =======        ====

Total risk-based capital (1). . . . . . . . . ..         $19,274       23.82 %
Total risk-based capital requirement (1). . . .            6,473        8.00
                                                           -----        ----
  Excess . . . . . . . . . . . . . . . . . . . .         $12,801       15.82 %
                                                         =======       =====

-----------------
(1)  Based on risk-weighted assets of $80,909


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

LIQUIDITY
---------

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of June 30, 1998, such borrowed funds totaled $30.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

    The OTS adopted a new liquidity rule effective November 24, 1997. The new rule lowers liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. In addition, the liquidity base has been reduced by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. Another change removes the requirement that certain obligations must mature in five years or less in order to qualify as a liquid asset. The new rule also eliminates a separate limit that required savings associations to hold assets equal to 1 percent of a thrift's liquidity base in cash or short term liquid assets. At June 30, 1998, the Bank's regulatory liquidity as measured by the new requirement was 19.44%.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending June 30, 1999, is approximately $40.2 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At June 30, 1998, the Bank had loan commitments outstanding of $10.4 million. Funds required to fulfill these commitments are derived primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

THE YEAR 2000 ISSUE
-------------------

     The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly interpret such information could generate erroneous data or fail. The Bank is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Bank has conducted a comprehensive review of its computer systems, including its core processing systems maintained by a third party service bureau, to identify the systems that could be affected by the Year 2000 Issue. Management has identified the corrective actions required to ensure that the Bank's internal and vendor-maintained systems that are date sensitive will be Year 2000 compliant, and is monitoring the progress of vendor maintained systems in effecting the necessary modifications. In addition, the Bank is required by Federal regulators to develop contingency plans should any of its mission critical computer systems fail to meet the Year 2000 requirements. These contingency plans will be tested and reviewed by the both the Bank's management and regulators to ensure their reliability.

     Based on a preliminary estimates, the Bank expects to spend approximately $125,000 to $150,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relative to the year 2000 and beyond. The Bank continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Bank does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                 Three Months Ended   Nine Months Ended
                                                      June 30              June 30
                                                  1998(1)  1997(1)    1998(1)   1997(1)
                                                  -------  -------    -------   -------
                                                             (Unaudited)


Basic earnings per share  (2). . . . . . . . .    $0.23     $0.19     $0.62     $0.54
Diluted earnings per share (2). . . . . . . .     $0.22     $0.18     $0.58     $0.52
Return on average assets . . . . . . . . . . .     1.33 %    1.22 %    1.25 %    1.19 %
Return on average equity . . . . . . . . . . .     9.95 %    8.52 %    8.96 %    8.36 %
Interest rate spread . . . . . . . . . . . . .     3.09 %    3.28 %    3.11 %    3.25 %
Net interest margin . . . . . . . . . . . . ..     3.85 %    4.03 %    3.88 %    4.00 %
Noninterest expense to average assets . . . ..     1.99 %    2.29 %    2.20 %    2.28 %
Net charge-offs to average outstanding loans .       -- %    0.01 %      -- %    0.06 %


                                                          June 30   September 30
                                                            1998        1997
                                                         ---------  -----------
                                                         (DOLLARS IN THOUSANDS)
                                                             (Unaudited)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . .    $328        $518
Repossessed real estate . . . . . . . . . . . . . . . ..      --         212
                                                            ----         ---
Total nonperforming assets . . . . . . . . . . . . . . .    $328        $730
                                                            ====        ====



Allowance for credit losses to nonperforming assets . ..  232.93 %     92.88 %
Nonperforming loans to total loans . . . . . . . . . . .    0.26 %      0.63 %
Nonperforming assets to total assets . . . . . . . . . .    0.21 %      0.52 %


Book value per share (2). . . . . . . . . . . . . . . ..   $9.02       $8.59
                                                           =====       =====


--------------
(1)   The ratios for the three- and nine-month periods are annualized
(2) All per share data has been adjusted to reflect the 2-for-1 stock dividend paid June 15, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.        Legal Proceeedings
               ------------------

               Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at June 30, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a) Exhibit
                   Exhibit 27:  Financial Data Schedule (electronic filing only)

               (b) Reports on Form 8-K
                   On May 29, 1998, the Corporation filed a Form 8-K announcing Board authorization to repurchase up to 5% of its outstanding Common Stock. In addition, the Corporation announced a two for one stock split in the form of a 100% stock dividend.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BEDFORD BANCSHARES, INC.


Date: August 12, 1998                     By: /s/ Harold K. Neal
                                               ---------------------------------
                                               Harold K. Neal
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: August 12, 1998                     By: /s/ James W. Smith
                                               ---------------------------------
                                               James W. Smith
                                               Vice President and Treasurer
                                               (Principal Accounting and
                                               Financial officer)