Form 10KSB40
period 1998-09-30
BEDFORD BANCSHARES INC
filed 1998-12-21
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

(Mark One):

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1998, OR

|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from to       to       .
                                                                ------   ------
Commission File Number:  0-24330

                            BEDFORD BANCSHARES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Virginia                                                          54-1709924
---------------------------------------------                  ---------------
(State or other jurisdiction of incorporation                  I.R.S. Employer
or organization)                                              Identification No.

125 West Main Street, Bedford, Virginia                              24523
---------------------------------------                              -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (540) 586-2590
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
                  ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                                ---

         State issuer's revenues for its most recent fiscal year $12,162,000.

         As of December 11, 1998, there were issued and outstanding 2,297,900 shares of the registrant's Common Stock.

         The registrant's voting stock is traded over-the-counter under the symbol "BFSB." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as reported by the Nasdaq National Market on December 11, 1998, was $24,439,000.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998. (Part II)
     2.   Portions  of  Proxy   Statement   for  the  1999  Annual   Meeting  of
          stockholders. (Part III)

                                     PART I

         Bedford Bancshares, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the company's filings with the Securities and Exchange Commission (including this annual report on form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         The Company is a Virginia corporation organized in March of 1994 at the direction of Bedford Federal Savings Bank ("Bedford Federal" or the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On August 19, 1994, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing related investments.

         The Bank is a federally chartered stock savings bank headquartered in Bedford, Virginia and has two other offices in Forest and Moneta, Virginia. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in our market areas. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions, mortgage bankers and finance companies.

Lending Activities

Analysis of Portfolio. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.

                                                                      1998                               1997
                                                         -------------------------------      --------------------------
                                                                          Percent of                         Percent of
                                                            Amount            Total            Amount            Total
                                                            ------            -----            ------            -----
                                                                           (Dollars in Thousands)
Real estate:
  Residential:
    One- to four-family...........................         $  95,620           70.46%          $ 84,727           70.79%
    Multi-family..................................               854              .63               523              .44
  Commercial......................................             4,181             3.08             3,836             3.20
  Construction....................................             8,450             6.23             8,433             7.05
  Land............................................            11,769             8.67            10,538             8.80
Consumer and commercial business..................            14,830            10.93            11,630             9.72
                                                            --------          -------           -------            -----
      Total loans.................................         $ 135,704           100.00          $119,687          100.00%
                                                            --------          =======           -------          ======

Less:
  Unearned discounts, premium,
    deferred loan fees, net.......................               290                                287
  Loans-in-process................................             4,906                              2,629
  Allowance for credit losses.....................               764                                678
                                                            --------                            -------
    Total loans, net..............................         $ 129,744                           $116,093
                                                            ========                            =======

Loan Maturity Tables

The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $28.1 million for the year ended September 30, 1998. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                      Due       Due after
                                                                    within      1 through     Due after
                                                                    1 year       5 years       5 years        Total
                                                                    ------       -------       -------        -----
                                                                                   (In Thousands)

One- to four-family residential real estate..............          $     5       $1,573       $89,260       $90,838
Multi-family residential real estate.....................               --           --           853           853
Commercial residential real estate.......................               20          632         3,478         4,130
Construction.............................................            8,018          297            96         8,411
Land.....................................................               --          257         4,998         5,255
Consumer and commercial business.........................            2,113        8,994        10,205        21,312
                                                                     -----        -----        ------        ------
Total                                                              $10,156      $11,753      $108,890      $130,799
                                                                    ======       ======       =======       =======


         The following table sets forth the dollar amount of all loans due after September 30, 1999, which have fixed interest rates and which have floating or adjustable interest rates.


                                                                    Floating or
                                           Fixed Rates            Adjustable Rates          Total
                                           -----------            ----------------          -----
                                                                    (In thousands)
Real estate loans:
   One- to four-family...........             $21,897                  $68,936             $90,833
   Multi-family..................                  66                      787                 853
   Commercial real estate........               1,806                    2,304               4,110
   Construction..................                 218                      175                 393
   Land..........................               3,876                    1,379               5,255
Consumer and commercial
  business.......................              13,814                    5,385              19,199
                                               ------                   ------              ------
  Total..........................             $41,677                  $78,966            $120,643
                                               ======                   ======             =======

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market areas. The Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. Adjustable-rate mortgage loans may be originated at up to 95% of the loan to value ratio.

         For all adjustable-rate mortgage loans, the Bank requires the borrower to qualify at the initial rate and such loans are indexed to the weekly average of the one year U.S. Treasury bill. The Bank's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 1% to 2% with a maximum adjustment over the term of the loan as set forth in the loan agreement and usually ranges from 3% to 6% above the initial interest rate depending on the terms of the loan. Adjustable-rate mortgage loans reprice every one or two years, some have a fixed rate for three, five, or seven years before adjusting annually and have terms from 10 to 30 years. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

         Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Bank.

         The Bank also offers fixed-rate one- to four-family mortgage loans with terms from 10 to 30 years. Fixed-rate loans are generally underwritten according to the FHLMC guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. The Bank originates and holds some fixed-rate mortgage loans as deemed appropriate by the Asset Liability Management Committee ("ALCO Committee").

         Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, involving commercial and multi-family properties. These properties are located in the Bank's market area.

         Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete construction. Furthermore, if the estimate of value proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment.

         Multi-Family and Commercial Real Estate Loans. The Bank offers multi-family and commercial real estate loans, however, this type of lending represents a small portion of the Bank's lending activities. Commercial real estate loans consist of permanent loans secured by small office buildings, churches, shopping centers and other non-residential buildings on real estate located in the west-central Virginia area. Substantially all of the properties securing the Bank's commercial and multi-family real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property.

         Loans secured by multi-family and commercial real estate properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Land Lending. Land loans are made primarily to individuals on developed residential lots located in the Bank's market area. Land lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of unimproved and developed lots or land under development, predicated on the future value of the property upon completion of development. Loans on undeveloped land may run the risk of adverse zoning changes, environmental or other restrictions on future use. Because of these factors, the analysis of land loans requires an expertise that is different in significant respects from that which is required for residential mortgage lending.

         Consumer and Commercial Business Loans. In response to a perceived need in the local community and to provide for diversification of its asset portfolio and improved interest rate risk management, the Bank continues increasing the amount of consumer and commercial business loans it originates. Consumer loans consist of automobile loans, savings account loans, home equity, personal secured and unsecured loans and home improvement loans. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Bank's consumer loans tend to have higher interest rates and shorter maturities than one- to four-family first mortgage loans, but are considered to entail a greater risk of default than mortgage loans.

         Commercial business loans consisting of revolving lines of credit, short-term working capital loans, and term loans up to seven years are originated to meet the needs of local small businesses. Some loans are unsecured, but the majority are secured by inventory, equipment, accounts receivable, marketable securities, savings deposits, real estate, personal guaranties, or a combination of these types of collateral. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and frequently carry larger loan balances. The Bank offers fixed-rate commercial business loans and adjustable-rate loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on business cash flow, and the difficulty of evaluating and monitoring these types of loans.


         Loan Solicitation and Processing. The Bank's sources of mortgage loan applications are referrals from existing or past customers, real estate brokers, builders, call-in and walk-in customers and also the result of advertising. All loans are underwritten and approved by the loan committee. Any loan up to $300,000 is reviewed and approved by two members of the loan committee. Any loan over $300,000 is reviewed and approved by three members of the loan committee. All loan approvals are ratified by the Board of Directors on a monthly basis.

         The Bank uses independent fee appraisers on all real estate related transactions. Each fee appraiser used must be state licensed or state certified and approved by the Bank's board of directors. It is the Bank's policy to obtain title insurance or an attorney's opinion and certification of title and fire and casualty insurance for all mortgage loans. If appropriate, flood insurance is also required.

         Loan Commitments. The Bank issues written, formal commitments as to interest rate to prospective borrowers on all real estate loans at the date of application. The interest rate commitment is good for 60 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the 60 day period to close the loan at the interest rate committed. At September 30, 1998, the Bank had $1.8 million of commitments to originate mortgage loans, $5.0 million in unfunded home equity loans and $1.4 in unfunded commercial lines of credit.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Bank recognizes fees and service charges which consist primarily of fees charged for loan originations and loans serviced for others and late charges. The Bank recognized loan servicing fees of $459,000 and $296,000 for the years ended September 30, 1998 and 1997, respectively.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is greater. Under such regulations, the Bank's maximum loan-to-one borrower limit was approximately $2.9 million as of September 30, 1998.

         At September 30, 1998, the Bank's largest loan customer has performing loans totaling approximately $1.6 Million, which constituted 17 loans. This customer is a building contractor in Bedford County. Six of these loans are construction loans on single family dwellings with funds still in process.

Non-Performing and Problem Assets

         Loan Delinquencies and Non-Performing Assets. The Bank's collection procedures provide that when a mortgage loan is 15 days past due, a computer printed delinquency notice is sent. If payment is still delinquent at the end of that month, within five days a telephone call is made to the borrower. If the delinquency continues, subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days or more, the Board of Directors of the Bank generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made and a specific reserve for 100% of uncollected interest is established, thus effecting non-accrual status. Collection procedures for non-mortgage loans generally begin after a loan is 10 days delinquent.

         The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Bank had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no accruing loans that were delinquent more than 90 days.

                                                             At September 30,
                                                            1998            1997
                                                            ----            ----
                                                              (In thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family residential real estate.........    $281            $421
  Land................................................     214              49
  Consumer and commercial business loans                    37              48
                                                           ---             ---
Total non-accrual loans...............................    $532            $518
                                                           ===             ===
Real estate owned.....................................    $  0            $212
                                                           ===             ===
Total non-performing assets...........................    $532            $730
                                                           ===             ===
Delinquent loans to total net loans...................     .41%            .45%
                                                           ===             ===



         Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial for the year ended September 30, 1998. The amount included in the Bank's interest income for the year ended September 30, 1997 was also immaterial.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

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

         At  September  30,  1998,  the Bank's  problem  assets were as follows:
$515,000  were  designated   special   mention,   $530,000  were  classified  as
substandard and $2,000 were classified as doubtful or loss.


         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of fair value less estimated selling costs, or the balance of the loan on the property at the date of foreclosure.

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth the Bank's allowance for credit losses, allowance for losses on foreclosed real estate and related ratios.

                                                       At or For the Year Ended
                                                            September 30,
                                                       -------------------------
                                                        1998               1997
                                                        ----               ----
                                                        (Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period......................    $678              $650
                                                         ---               ---
 Charge-offs:
   One- to four-family..............................      --                --
   Multi-family.....................................      --                --
   Commercial real estate...........................      --                58
   Construction and land............................      --                --
   Consumer and commercial business.................       8                15
                                                         ---               ---
     Total charge-offs..............................       8                73
  Recoveries........................................       4                 1
  Provisions charged to income......................      90               100
                                                         ---              ----
Balance at end of period............................    $764              $678
                                                         ===               ===

Ratios of net charge-offs during the period
  to average loans outstanding during the
  period............................................     .01%              .06%
Ratio of allowance for losses to total
  loans at the end of the period....................     .58%              .58%
Ratio of allowance for losses to non-
  performing assets at the end of the
  period............................................  143.80%            92.88%

         Allocation of Allowance for Loan Losses. The following table sets forth the Bank's allocation of the allowance for credit losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for credit losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                      At September 30,
                               ---------------------------------------------------------------------
                                         1998                                   1997
                               ------------------------------------   ------------------------------
                                                    Percent of                           Percent of
                                                   Loans in Each                       Loans in Each
                                                    Category to                          Category to
                                 Amount             Total Loans        Amount            Total Loans
                                                        (Dollars in Thousands)

One- to four-family..........    $  381                 49.8%            $379                55.9%
Multi-family.................         1                   .1                1                  .1
Commercial real estate.......        50                  6.5               50                 7.4
Construction.................        49                  6.4               50                 7.4
Land.........................        39                  5.1               40                 5.9
Consumer and commercial
 business....................       244                 32.1              158                23.3
                                  -----                -----             ----               -----
  Total......................   $   764                100.0%            $678               100.0%
                                 ======                =====              ===               =====


Investment and Mortgage-backed Securities Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. Marketable equity securities consist of the Asset Management Fund for Financial Institutions, Inc. ("AMF Fund"), a mutual fund that invests in securities eligible for direct investment by savings associations. The Bank uses this fund to increase its short-term yield, primarily on overnight funds. The AMF Fund consists primarily of adjustable-rate mortgage-related securities. These funds are marked to the lower of cost or market at the end of each month with all adjustments in value reported to the Board of Directors monthly. At September 30, 1998, the Bank had $4.4 million or 18.3% of its investment securities portfolio in the AMF Fund. Bedford Federal will continue to seek high quality investment securities with short to intermediate maturities and durations from one to five years.

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

         Securities Portfolio. The following table sets forth the carrying value of the Savings Bank's securities at the dates indicated:


                                                               At September 30,
                                                         ---------------------------
                                                             1998             1997
                                                         ----------       ----------
                                                                (In thousands)
Federal funds sold and other short-term investments....   $  3,650          $ 2,791
Investment securities and Mortgage backed securities:
  Held to maturity:
    Mortgage backed securities.........................         15               20
    FHLB stock.........................................      1,550              932
    U.S. Government and agency obligations.............      2,099            4,596
                                                          --------            -----
      Total held to maturity...........................      3,664            5,548
Available for sale:
    U.S. Government and agency obligations.............     12,371            5,006
    Marketable equity securities and other.............      4,449            4,238
                                                          --------           ------
      Total available for sale.........................     16,820            9,244
                                                          --------           ------
      Total ...........................................  $  24,134          $17,583
                                                          ========           ======


         Investment Yields and Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities as of September 30, 1998.

                        One Year or Less    One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Securities
                       ------------------  ------------------ ------------------  -------------------  -------------------------
                                 Weighted            Weighted           Weighted             Weighted            Weighted
                        Carrying  Average  Carrying  Average  Carrying  Average   Carrying   Average   Carrying  Average  Market
                          Value    Yield    Value     Yield     Value    Yield      Value     Yield     Value     Yield    Value
                         -------   -----   -------   -------   -------  -------    -------   -------   -------   -------  ------
                                                              (Dollars in thousands)
Federal funds
  sold and other
  short-term
  investments..........  $ 3,650     7.41%  $    --       --%    $   --       --%   $    --      --%   $  3,650     7.41% $  3,650
Held to maturity:
    Mortgage-backed
      securities.......       15     8.31        --       --         --       --         --      --          15     8.31        15
    FHLB stock.........    1,550     7.38        --       --         --       --         --      --       1,550     7.38     1,550
    U.S. government
      and agency
      obligations......      300     5.32     1,299     6.02        500     7.25         --      --       2,099     6.21     2,132
Available for sale:
    U.S. Government
      and agency
      obligations .....    5,789     5.74     3,037     6.61      3,545     6.47         --      --      12,371     6.21    12,371
    Marketable equity
     securities and
     other.............    4,449     5.71        --        --        --       --         --      --       4,449     5.71     4,449
                         -------            -------              ------             -------             -------            -------
Total..................  $15,753            $ 4,336              $4,045            $     --            $ 24,134           $ 24,167
                          ======            =======              ======             =======             =======            =======


Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank also derives funds from amortization and prepayment of loans, maturities of investment securities and operations and utilizes advances from the FHLB of Atlanta. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank does not have any brokered deposits.

         Deposits. Customer deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including negotiable order of withdrawal accounts ("NOW") (including interest-bearing and noninterest-bearing), passbook and statement savings, money market deposit, term certificate accounts and Individual Retirement Accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. At September 30, 1998, the Bank had no brokered deposits.

         Certificates of Deposit of $100,000 or More. The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1998.
                                                       Amount
                                                       ------
Maturity Period                                    (In thousands)
---------------
Within three months....................               $ 1,296
Three through six months...............                   979
Six through twelve months..............                 2,793
Over twelve months.....................                 5,348
                                                        -----
    Total..............................               $10,416
                                                       ======


         Borrowings. While deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also obtains advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are secured by the Bank's first mortgage loans. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth certain information regarding the Bank borrowed funds at or for the years ended on the dates indicated:

                                                    At or For the Year Ended
                                               ---------------------------------
                                                         September 30,
                                               ---------------------------------
                                                    1998                  1997
                                               -----------            ----------
                                                     (Dollars in thousands)
FHLB advances:
   Average balance outstanding...........         $22,487               $12,249
   Maximum amount outstanding at any
         month-end during the year.......          31,000                16,000
   Balance outstanding at end of year....          29,000                15,000
   Weighted average interest rate
         during the year.................           5.54%                 6.07%
   Weighted average interest rate
         at end of year..................           5.55%                 6.01%

Personnel

         As of September 30, 1998, the Bank had 40 full-time employees and 1 part-time employee. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank might have to convert to a different financial institution charter and be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The Bank cannot predict the impact of its conversion to, or regulation as, a bank until the legislation requiring such change is enacted.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the Savings Association Insurance Fund (the "SAIF") to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined annually by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1998, the Bank was in compliance with its QTL requirement with 76% of its assets invested in QTIs.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations or 5% of its outstanding borrowings to the FHLB of Atlanta, at the beginning of each year.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1998, the Bank's actual liquid asset ratio was 19%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property.
---------------------------------

         (a) The Bank conducts its business through a main office located in Bedford, Virginia and two branch offices. The Bank installed three freestanding ATM's during fiscal 1995; all were in operation at September 30, 1998. The Bank believes that the current facilities are adequate to meet its present and immediately foreseeable needs.


                                                              Original Date
Location                           Leased or Owned         Leased or Acquired
--------                           ---------------         ------------------

125-133 W. Main Street                 Owned               12/70 - Main Office
Bedford, VA  24523
                                                           12/84 - Drive thru

                                                              3/89 - Annex

1152 Hendricks Store Road           Land Leased                   8/86
Moneta, VA  24121
                                   Building Owned                 1/87
ATM
Moneta Road                         Land Leased                   7/95
Moneta, VA  24121
                                   Building Owned                 8/95

14915 Forest Road                      Owned                      12/78
ATM
Forest, VA  24551

Longwood Avenue (ATM)                  Owned                      1/85
Bedford, VA  24523


         (b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Stock Market Information" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers Election of Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

          1. The consolidated balance sheets of Bedford Bancshares, Inc. as of September 30, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1998, together with the related notes and the independent auditors' report of BDO Seidman, LLP independent certified public accountants.

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               (a)       List of Exhibits:

                         3(i)   Restated Articles of Incorporation of Bedford Bancshares, Inc. *
                         3(ii)  Bylaws of Bedford Bancshares, Inc. *
                         4      Specimen  Stock  Certificate  *
                         10.1   1994 Stock  Option  Plan *
                         10.2   Recognition  and Retention  Plan and Trust  Agreement  *
                         10.3   Employment  Agreement  between  the Bank and Harold  K.  Neal *
                         13     1998 Annual Report to Stockholders
                         21     Subsidiaries of the Registrant (See "Item 1- Description  of  Business)
                         23     Consent of BDO Seidman,  LLP
                         27     Financial  Data  Schedule (electronic filing only)


---------------------
* Incorporated by reference to the Registrant's Form 10KSB filed with the SEC on December 9, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 1998.
                                   BEDFORD BANCSHARES, INC.


                                   By: /s/Harold K. Neal
                                       -----------------------------------------
                                       Harold K. Neal, President and
                                       Chief Executive Officer
                                       (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of December 21, 1998.


By: /s/Harold K. Neal                              By:   /s/Hugh H. Bond
   ----------------------------------------------        -----------------------
     Harold K. Neal                                      Hugh H. Bond
     President, Chief Executive                          Chairman of the Board
     Officer and Director
     (Principal Executive Officer)



By:  /s/James W. Smith                             By:  /s/George N. Cooper
   ----------------------------------------------       ------------------------
     James W. Smith                                       George N. Cooper
     Vice President, Treasurer and Comptroller            Director
     (Principal Financial and Accounting Officer)



By:  /s/Macon C. Putney                            By: /s/Harry W. Garrett, Jr.
     --------------------------------------------      -------------------------
     Macon C. Putney                                      Harry W. Garrett, Jr.
     Director                                             Director



By:  /s/Henry Walton,Jr.                           By: /s/William P. Pickett
     --------------------------------------------      -------------------------
     W. Henry Walton, Jr.                                 William P. Pickett
     Director                                             Director



By:  /s/William T. Powell
     --------------------------------------------
     William T. Powell
     Director