Form 10QSB
period 1998-12-31
BEDFORD BANCSHARES INC
filed 1999-02-08
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

         [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                    Virginia                              54-1709924
          --------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


                  125 West Main Street, Bedford, Virginia 24523
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (540) 586-2590
                                 --------------
              (Registrant's telephone number, including area code)


     Check whether issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for thNop.st 90 days. Yes X No .


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

        Class:  Common Stock, par value $.10 per share
                Outstanding at February 8, 1999: 2,285,530 shares

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


        PART I    FINANCIAL INFORMATION                                              PAGE
        ------    ---------------------                                              ----

        Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition at
                  December 31, 1998 and September 30, 1998 (unaudited)                  1

                  Consolidated Statements of Income for the three months
                  ended December 31, 1998 and 1997 (unaudited)                          2

                  Consolidated Statements of Comprehensive Income for the three
                  months ended December 31, 1998 and 1997 (unaudited)                   3

                  Consolidated Statements of Cash Flows for the three months ended
                  December 31, 1998 and 1997 (unaudited)                                4

                  Notes to Unaudited Interim Consolidated Financial Statements          5

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             6


        PART II   OTHER INFORMATION
        -------   -----------------

        Item 1.   Legal proceedings                                                    11

        Item 2.   Changes in Securities                                                11

        Item 3.   Defaults upon Senior Securities                                      11

        Item 4.   Submission of Matters to a Vote of Security Holders                  11

        Item 5.   Other Information                                                    11

        Item 6.   Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                             12


                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                              December 31   September 30
                                                                                                  1998          1998
                                                                                              --------------------------
                                                                                                    (In Thousands)
Assets
------

Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,516    $   5,666
Investment securities held to maturity (estimated market value of $1,324 and $2,147) . . . .       1,313        2,114
Marketable equity securities available for sale, at market value . . . . . . . . . . . . . .       4,442        4,396
Investment securities available for sale, at market value  . . . . . . . . . . . . . . . . .      12,315       12,424
Investment in Federal Home Loan Bank stock, at cost  . . . . . . . . . . . . . . . . . . . .       1,550        1,550
Loans receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     132,937      129,744
Foreclosed real estate, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          83            -
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,133        1,160
Accrued interest receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         876          996
Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123           95
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         275          566
                                                                                                     ---          ---
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $159,563     $158,711
                                                                                                --------     --------
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $108,916     $107,086
Advances from the Federal Home Loan Bank . . . . . . . . . . . . . . . . . . . . . . . . . .      28,000       29,000
Advances from borrowers for taxes and insurance. . . . . . . . . . . . . . . . . . . . . . .         303          528
Dividends payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         184          184
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         539          665
                                                                                                     ---          ---
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     137,942      137,463
                                                                                                --------     --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issues and outstanding, none            -            -
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  2,297,900 at December 31, 1998 and September 30, 1998 . . . . . . . . . . . . . . . . . .          230          230
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,000       10,939
Retained earnings, substantially restricted . . . . . . . . . . . . . . . . . . . . . . . .       11,244       10,900
Unrealized (loss) gain on securities available for sale . . . . . . . . . . . . . . . . . .           16           60
Less stock acquired by ESOP and RRP . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (869)        (881)
                                                                                                     ---          ---
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,621       21,248
                                                                                                --------     --------
     Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . .     $159,563     $158,711
                                                                                                --------     --------


See notes to consolidated financial statements.

                                   BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                                      Consolidated Statements of Income
                                                 (Unaudited)

                                                                        Three Months Ended
                                                                           December 31
                                                                        1998         1997
                                                                        ----         ----
                                                                      (Dollars in Thousands
                                                                      Except Per Share Data)

Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2,610        $2,404
 U.S. Government Obligations including agencies  . . . . . . .            304           217
 Other investments, including overnight deposits . . . . . . .             68            47
                                                                       ------        ------
  Total interest income  . . . . . . . . . . . . . . . . . . .          2,982         2,668
                                                                       ------        ------
Interest Expense:
 Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,135         1,167
 Borrowed funds  . . . . . . . . . . . . . . . . . . . . . . .            396           204
                                                                       ------        ------
  Total interest expense . . . . . . . . . . . . . . . . . . .          1,531         1,371
                                                                       ------        ------
  Net interest income  . . . . . . . . . . . . . . . . . . . .          1,451         1,297
Provision for credit losses  . . . . . . . . . . . . . . . . .             23            30
                                                                       ------        ------
  Net interest income after provision for credit losses  . . .          1,428         1,267
                                                                       ------        ------
Noninterest income:
 Service charges and fees on loans . . . . . . . . . . . . . .            158            95
 Other customer service fees and commissions . . . . . . . . .             85            68
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27            24
                                                                       ------        ------
  Total noninterest income . . . . . . . . . . . . . . . . . .            270           187
                                                                       ------        ------
Noninterest expense:
 Personnel compensation and benefits . . . . . . . . . . . . .            474           463
 Occupancy and equipment . . . . . . . . . . . . . . . . . . .             80            80
 Data processing . . . . . . . . . . . . . . . . . . . . . . .             96            85
 Federal insurance of accounts . . . . . . . . . . . . . . . .             15            16
 Advertising . . . . . . . . . . . . . . . . . . . . . . . . .             29            33
 Professional fees . . . . . . . . . . . . . . . . . . . . . .             63            72
 Net cost of (gain on) operations of foreclosed real estate  .              3             -
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .             88            86
                                                                       ------        ------
  Total noninterest expense  . . . . . . . . . . . . . . . . .            848           835
                                                                       ------        ------
   Income before income taxes  . . . . . . . . . . . . . . . .            850           619
Provision for income taxes . . . . . . . . . . . . . . . . . .            323           235
                                                                       ------        ------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .         $  527        $  384
                                                                       ======        ======
  Basic earnings per share . . . . . . . . . . . . . . . . . .         $ 0.24        $ 0.18
                                                                       ======        ======
  Diluted  earnings per share  . . . . . . . . . . . . . . . .         $ 0.23        $ 0.16
                                                                       ======        ======


See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                             Three Months Ended
                                                                 December 31
                                                              1998        1997
                                                              ----        ----
                                                                In Thousands
                                                                 of Dollars)

Net Income . . . . . . . . . . . . . . . . . . . . . . . .    $527        $384

Other comprehensive income, net of tax effect:

     Unrealized gains on securities available for sale . .     (44)          6
                                                              ----        ----

Comprehensive Income . . . . . . . . . . . . . . . . . . .    $483        $390
                                                              ====        ====

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                              December 31
                                                                                            1998        1997
                                                                                            ----        ----
                                                                                         (Dollars in Thousands)

Operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  527     $  384
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        23         30
    Provision for depreciation and amortization  . . . . . . . . . . . . . . . . . . .        35         37
    Amortization of investment security premiums and accretion of discounts, net              (2)        (3)
    (Increase) decrease in deferred income taxes . . . . . . . . . . . . . . . . . . .       (28)         9
    Loans originated for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (852)         -
    Proceeds from sale of loans originated for sale  . . . . . . . . . . . . . . . . .       943          -
    (Increase) decrease in accrued interest receivable . . . . . . . . . . . . . . . .       120         40
    (Increase) decrease in other assets  . . . . . . . . . . . . . . . . . . . . . . .       291        (26)
    Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . .      (126)        40
                                                                                           -----      -----
      Net cash provided by (used in) operating activities  . . . . . . . . . . . . . .       931        511
                                                                                           -----      -----
Investing activities:
    Proceeds from the maturities of investments  . . . . . . . . . . . . . . . . . . .     2,800      1,000
    Proceeds from the sales of investments . . . . . . . . . . . . . . . . . . . . . .         -        992
    Purchases of investment securities . . . . . . . . . . . . . . . . . . . . . . . .    (2,000)      (500)
    Net increase in loans to customers . . . . . . . . . . . . . . . . . . . . . . . .    (3,211)    (1,599)
    Net proceeds from the sale of foreclosed real estate . . . . . . . . . . . . . . .         -        200
    Principal collected on mortgage-backed securities  . . . . . . . . . . . . . . . .         1          1
    Purchases of premises, equipment and leasehold improvements  . . . . . . . . . . .        (9)       (16)
    Net (increase) decrease in foreclosed real estate, net . . . . . . . . . . . . . .       (83)         -
                                                                                           -----      -----
      Net cash provided by (used in) investing activities  . . . . . . . . . . . . . .    (2,502)        78
                                                                                           -----      -----
Financing activities:
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (184)      (160)
    Net increase (decrease) in customer deposits . . . . . . . . . . . . . . . . . . .     1,830       (225)
    Proceeds from (repayment of ) advances and other borrowed money  . . . . . . . . .    (1,000)    (2,000)
    Net increase (decrease) in advance payments from borrowers for
      taxes and insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (225)      (256)
                                                                                           -----      -----
Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . . . .       421     (2,641)
                                                                                           -----      -----

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . .    (1,150)    (2,052)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . .     5,666      5,446
                                                                                           -----      -----
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . .    $4,516     $3,394
                                                                                          ======     ======


See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                December 31, 1998

NOTE 1: BASIS OF PRESENTATION
-----------------------------
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. (the "Company") and Bedford Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim period ended December 31, 1998 are not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

NOTE 2: EARNINGS PER SHARE
--------------------------
     Earnings per share calculated in accordance with SFAS 128 is as follows:

                                                           Three Months Ended
                                                               December 31
                                                         -----------------------
                                                           1998          1997
                                                           ----          ----
Basic Earnings Per Share:
-------------------------
Net Income . . . . . . . . . . . . . . . . . . . . .     $527,000      $384,000
                                                         ========      ========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (93,334 and 109,334
  at December 31, 1998 and 1997, respectively.)  . .    2,204,566     2,175,516
                                                        =========     =========
Basic Earnings Per Share . . . . . . . . . . . . . .        $0.24         $0.18
                                                            =====         =====
Diluted Earnings Per Share:
---------------------------
Net Income . . . . . . . . . . . . . . . . . . . . .     $527,000      $384,000
                                                         ========      ========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (93,334 and 109,334
  at December 31, 1998 and 1997, respectively) . . .    2,204,566     2,175,516
    Dilutive effect of RRP Plan shares . . . . . . .       19,704        20,254
    Dilutive effect of Stock Options . . . . . . . .      106,250       127,488
                                                          -------       -------
Average Shares Outstanding . . . . . . . . . . . . .    2,330,520     2,323,258
                                                        =========     =========
Diluted Earnings Per Share . . . . . . . . . . . . .        $0.23         $0.16
                                                            =====         =====

NOTE 3: COMPREHENSIVE INCOME
----------------------------
     Effective October 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that has historically not been recognized in the calculation of net income.
     Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements in this quarterly report on Form 10-QSB are forward-looking and may be identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Company's current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions.

FINANCIAL CONDITION
-------------------

     Total assets of the Corporation were $159.6 million at December 31, 1998, compared to $158.7 million on September 30, 1998. Net loans receivable increased $3.2 million, with funding provided by reductions of $ 1.1 million in cash and cash equivalents and $.8 million in investment securities held to maturity, and a $1.8 million increase in deposits. Stockholders' equity was $21.6 million on December 31, 1998, up $373,000 from the level on September 30, 1998.

     At December 31, 1998, nonperforming assets increased $387,000 to $919,000, or .57% of total assets from $532,000, or .34% of total assets at September 30, 1998. This increase was due due primarily to the addition of four residential real estate loans in the amount of $543,000, partially offset by the removal of one large consumer loan of $186,000. These real estate loans are secured and no material loss is anticipated. The $83,000 of foreclosed property held at December 31, 1998 was classified as nonperforming at September 30, 1998. At December 31, 1998, the allowance for credit losses totaled $782,000 and equaled 85.09% of nonperforming assets.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------

     General. Net income for the three months ended December 31, 1998 was $527,000, up 37.2% from the $384,000 earned in the comparable period of fiscal 1998. Net interest income for the first quarter of fiscal 1999 was $1.5 million, compared to net interest income for the first quarter of fiscal 1998 of $1.3 million. In addition, $23,000 was added to the allowance for credit losses during the first quarter of fiscal 1999, compared to $30,000 for the comparable period of fiscal 1998.

     Interest Income. Total interest income amounted to $3.0 million for the three months ended December 31, 1998, up from the $2.7 million earned in the comparable quarter of fiscal 1998. The increase was primarily due to an increase in the average balance of loans receivable to $131.5 million for the quarter ended December 31, 1998 from $116.8 million for the same quarter of fiscal 1998.

     Interest Expense. For the three months ended December 31, 1998, total interest expense rose to $1.5 million from the $1.4 million for the three months ended December 31, 1997, primarily due to an increase in the average balance of interest bearing liabilities to $129.6 million for the first quarter of fiscal 1999 from $111.1 million for the same quarter of fiscal 1998. Average interest bearing deposits were $101.5 million for the first quarter of fiscal 1999, compared to an average of $97.8 million for the same three months of fiscal 1998.

     Net Interest Income. For the three months ended December 31, 1998, net interest income was $1.5 million, up $154,000 from the net interest income earned in the same period of 1997. During the three months ended December 31, 1998, the Corporation's interest rate spread and net interest margin decreased to 2.96% and 3.75%, respectively, compared to 3.13% and 3.92%, respectively for the same period of 1997. These decreases are primaily the result of the 24 basis point decline in the yield on mortgage loans, from 7.79% in the first quarter of fiscal 1998 to 7.55% in the first quarter of fiscal 1999. The lower yield on mortgage loans for the three months ended December 31, 1998 is reflective of the overall lower market rates for mortgage loans.

     Provision for Credit Losses. The provision for credit losses decreased $7,000 to $23,000 for the three months ended December 31, 1998 from $30,000 for the comparable 1997 period. Although non-performing assets increased $387,000 from September 30, 1998, management believes the allowance for credit losses is sufficient since the loans are adequately secured. Management of the Bank regularly assesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

     Total Noninterest Income. Noninterest income totaled $270,000 for the first quarter of fiscal 1999, compared to $187,000 for the same quarter of fiscal 1998. The increase was primarily attributable to strong growth in service charges and fees on loans, due to new fees introduced in the second quarter of fiscal 1998, and expansion of other customer service fees and commissions. The increases in both of these categories reflects the impact of the strategic plan implemented during fiscal 1998.

     Total Noninterest Expense. Total noninterest expense was $848,000 for the three months ended December 31, 1998, up $13,000, or 1.6%, from the comparable quarter of fiscal 1998. Data processing expenses increased $11,000 or 12.9%, due to the installation of a new installment loan origination system and an increased level of items being processed. Professional fees declined $9,000, or 12.5%, due to fees paid in fiscal 1998 in connection with the Bank's three year strategic plan.

     Provision for Income Taxes. The provision for income taxes was $323,000 for the three months ended December 31, 1998, up from the $235,000 provision recorded in the three months ended December 31, 1997. The increase reflects the higher profitability of the Company in the quarter ended December 31, 1998, as the effective tax rate for both periods was 38%.

CAPITAL COMPLIANCE
------------------

The  following  table  presents  the  Bank's   compliance  with  its  regulatory
requirements of December 31, 1998. (Dollar amounts in thousands).

                                                           December 31, 1998
                                                       -------------------------
                                                                      Percentage
                                                                      of assets
                                                                      ---------

GAAP Capital . . . . . . . . . . . . . . . . .         $19,703           12.33 %
                                                       =======           =====
Tangible capital . . . . . . . . . . . . . . .         $19,703           12.33 %
Tangible capital requirement . . . . . . . . .           2,397            1.50
                                                         -----            ----
Excess . . . . . . . . . . . . . . . . . . . .         $17,306           10.83 %
                                                       =======           =====
Core capital . . . . . . . . . . . . . . . . .         $19,703           12.33 %
Core capital requirement . . . . . . . . . . .           6,392            4.00
                                                         -----            ----
Excess . . . . . . . . . . . . . . . . . . . .         $13,311            8.33 %
                                                       =======            ====
Total risk-based capital (1) . . . . . . . . .         $20,386           21.57 %
Total risk-based capital requirement (1) . . .           7,561            8.00
                                                         -----            ----
Excess . . . . . . . . . . . . . . . . . . . .         $12,825           13.57 %
                                                       =======           =====

------------------------------------------
(1)  Based on risk-weighted assets of $94,512

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

LIQUIDITY
---------

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of December 31, 1998, such borrowed funds totaled $28.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required under Federal regulations to maintain certain specified levels of "liquid assets," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of net withdrawable accounts plus short-term borrowings. At December 31, 1998, the Bank's regulatory liquidity was 18.7%.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending December 31, 1999, is approximately $38.9 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At December 31, 1998, the Bank had loan commitments outstanding of $ 8.1 million. Funds required to fulfill these commitments are derived primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

THE YEAR 2000 ISSUE
-------------------

     The Year 2000("Y2K") issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Bank is heavily dependent on computer systems in the conduct of substantially all of its business activities.

     The Company has both a Y2K Committee and a Y2K Plan that were established and adopted in 1998. The Plan , as recommended by the Federal Financial Institutions Examination Council, is based on five phases: Awareness, Assessment, Renovation, Validation and Implementation. The Company continues in the Validation phase, or testing phase, which is scheduled for completion by June 30, 1999 and is proceeding on time. The Implementation Phase is targeted for completion by September 30, 1999. In the event that any of its mission critical computer systems fail to meet the Y2K requirements, or if other systems that the Bank depends upon for automated processing its ongoing transactions, such as electrical or data transmission , fail, the Bank is required by Federal regulators to develop and test a comprehensive contingency plan. The contingency plan is currently being developed and should be completed by September 30, 1999.

     Successful and timely completion of the Y2K project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the testing results of the core processing system maintained by a third party service bureau, and readiness of all vendors, suppliers and customers. No assurance can be given that the Plan will be sucessfully completed by the Year 2000, in which case the Company could incur data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

OTHER DEVELOPMENTS
------------------

     On January 19, 1999, Bedford Bancshares announced its intention to repurchase up to 10% of its 2,297,900 outstanding common shares. The repurchases will be made in open-market transactions subject to the availability of stock. Repurchased shares become authorized but unissued shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (Unaudited)

                                                              For the
                                                         Three Months Ended
                                                             December 31
                                                      --------------------------
                                                       1998(1)          1997(1)
                                                      ---------        ---------
                                                             (Unaudited)


Basic earnings per common share  . . . . . . .         $0.24            $0.18
                                                       =====            =====
Diluted earnings per common share  . . . . . .         $0.23            $0.16
                                                       =====            =====
Return on average assets . . . . . . . . . . .          1.32 %           1.11 %
Return on average equity . . . . . . . . . . .          9.82 %           7.76 %
Interest rate spread . . . . . . . . . . . . .          2.96 %           3.13 %
Net interest margin  . . . . . . . . . . . . .          3.75 %           3.92 %
Noninterest expense to average assets  . . . .          2.19 %           2.41 %
Net charge-offs to average outstanding loans .             -                -



                                                         At              At
                                                     December 31    September 30
                                                        1998            1998
                                                     -----------    ------------
                                                        (Dollars in Thousands)

Nonaccrual and 90 days past due loans  . . . . . . .    $836             $532
Foreclosed real estate . . . . . . . . . . . . . . .      83                -
                                                        ----             ----
Total nonperforming assets . . . . . . . . . . . . .    $919             $532
                                                        ====             ====


Allowance for credit losses to nonperforming assets    85.09 %         143.80 %
Nonperforming loans to total loans . . . . . . . . .    0.69 %           0.41 %
Nonperforming assets to total assets . . . . . . . .    0.57 %           0.34 %

Book value per share . . . . . . . . . . . . . . . .   $9.41            $9.25
                                                       =====            =====

--------------
(1)     The ratios for the three-month periods are annualized

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.   Legal Proceeedings
          ------------------

               Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at December 31, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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



                                                 BEDFORD BANCSHARES, INC.


Date: February 8, 1999                       By: /s/ Harold K. Neal
                                                 -------------------------------
                                                 Harold K. Neal
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date: February 8, 1999                       By: /s/ James W. Smith
                                                 -------------------------------
                                                 James W. Smith
                                                 Vice President and Treasurer
                                                 (Principal Accounting and
                                                  Financial officer)