Form 10QSB
period 1999-03-31
BEDFORD BANCSHARES INC
filed 1999-05-07
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

         [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

        Class:  Common Stock, par value $.10 per share
                Outstanding at May 7, 1999: 2,269,530

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


PART I                 FINANCIAL INFORMATION                                PAGE
------                 ---------------------                                ----

 Item 1.    Financial Statements

            Consolidated Statements of Financial Condition at
            March 31, 1999 and September 30, 1998 (unaudited)                 1

            Consolidated Statements of Income for the three and six months
            ended March 31, 1999 and 1998 (unaudited)                         2

            Consolidated Statements of Comprehensive Income for the three
            and six months ended March 31, 1999 and 1998 (unaudited)          3

            Consolidated Statements of Cash Flows for the six months ended
            March 31, 1999 and 1998 (unaudited)                               4

            Notes to Unaudited Interim Consolidated Financial Statements      5

 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6


 PART II    OTHER INFORMATION

 Item 1.    Legal proceedings                                                11

 Item 2.    Changes in Securities                                            11

 Item 3.    Defaults upon Senior Securities                                  11

 Item 4.    Submission of Matters to a Vote of Security Holders              11

 Item 5.    Other Information                                                11

 Item 6.    Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                   12

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                                 March 31      September 30
                                                                                                   1999            1998
                                                                                               ----------     ------------
                                                                                                     (In Thousands)

Assets
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4,861         $5,666
Investment securities held to maturity (estimated market value of $1,317 and $2,147). . . .        1,312          2,114
Marketable equity securities available for sale, at market value. . . . . . . . . . . . . .        4,495          4,396
Investment securities available for sale, at market value . . . . . . . . . . . . . . . . .       13,250         12,424
Investment in Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . . . . . . . .        1,550          1,550
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      132,933        129,744
Foreclosed real estate, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           83             --
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,103          1,160
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          955            996
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          150             95
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          495            566
                                                                                                --------       --------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $161,187       $158,711
                                                                                                ========       ========

Liabilities and Stockholders' Equity
Liabilities
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $110,461       $107,086
Advances from the Federal Home Loan Bank. . . . . . . . . . . . . . . . . . . . . . . . . .      28,000         29,000
Advances from borrowers for taxes and insurance . . . . . . . . . . . . . . . . . . . . . .         504            528
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         205            184
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         230            665
                                                                                                -------        -------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     139,400        137,463
                                                                                                -------        -------

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, par value $.10 per share, authorized 250,000; issued and outstanding, none           -              -
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  2,280,530 at March 31, 1999 and 2,297,900 at September 30, 1998. . . . . . . . . . . . . .        228            230
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,934         10,939
Retained earnings, substantially restricted. . . . . . . . . . . . . . . . . . . . . . . . .     11,401         10,900
Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . .        (28)            60
Less stock acquired by ESOP and RRP. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (748)          (881)
                                                                                               --------       --------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,787         21,248
                                                                                               --------       --------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .   $161,187       $158,711
                                                                                               ========       ========

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Three Months ended  Six Months Ended
                                                                 March 31,          March 31,
                                                               1999      1998     1999    1998
                                                            --------  -------   -------  -------
                                                        (Dollars in Thousands, Except Per Share Data)

Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,594   $2,423    $5,204  $4,827
 U.S. Government Obligations including agencies. . . . . . .     315      234       619     451
 Other investments, including overnight deposits . . . . . .      37       68       105     115
                                                               -----    -----    ------   -----
  Total interest income. . . . . . . . . . . . . . . . . . .   2,946    2,725     5,928   5,393
                                                               -----    -----    ------   -----
Interest Expense:
 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .   1,093    1,134     2,228   2,301
 Borrowed funds. . . . . . . . . . . . . . . . . . . . . . .     395      245       791     449
                                                               -----    -----    ------   -----
  Total interest expense . . . . . . . . . . . . . . . . . .   1,488    1,379     3,019   2,750
                                                               -----    -----    ------   -----
  Net interest income. . . . . . . . . . . . . . . . . . . .   1,458    1,346     2,909   2,643
Provision for credit losses. . . . . . . . . . . . . . . . .      22       30        45      60
                                                               -----    -----    ------   -----
  Net interest income after provision for credit losses. . .   1,436    1,316     2,864   2,583
                                                               -----    -----     -----   -----
Noninterest income:
 Service charges and fees on loans . . . . . . . . . . . . .     153      115       311     210
 Other customer service fees and commissions . . . . . . . .      75       77       160     145
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      30       32        57      56
                                                               -----    -----     -----   -----
  Total noninterest income . . . . . . . . . . . . . . . . .     258      224       528     411
                                                               -----    -----     -----   -----
Noninterest expense:
 Personnel compensation and benefits . . . . . . . . . . . .     454      438       928     902
 Occupancy and equipment . . . . . . . . . . . . . . . . . .      75       71       155     151
 Data processing . . . . . . . . . . . . . . . . . . . . . .      94       91       190     176
 Federal insurance of accounts . . . . . . . . . . . . . . .      16       16        31      32
 Advertising . . . . . . . . . . . . . . . . . . . . . . . .      31       28        60      61
 Professional fees . . . . . . . . . . . . . . . . . . . . .      64       53       127     125
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     107       93       198     178
                                                               -----    -----     -----   -----
  Total noninterest expense. . . . . . . . . . . . . . . . .     841      790     1,689   1,625
                                                               -----    -----     -----   -----
  Income before income taxes . . . . . . . . . . . . . . . .     853      750     1,703   1,369
Provision for income taxes . . . . . . . . . . . . . . . . .     323      290       646     525
                                                               -----    -----    ------   -----
  Net income . . . . . . . . . . . . . . . . . . . . . . . .     530     $460    $1,057    $844
                                                               =====    =====    ======   =====

  Basic earnings per share . . . . . . . . . . . . . . . . .   $0.24    $0.21     $0.48   $0.39
                                                               =====    =====     =====   =====

  Diluted  earnings per share. . . . . . . . . . . . . . . .   $0.23    $0.20     $0.46   $0.36
                                                               =====    =====     =====   =====

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                       Three Months ended      Six Months Ended
                                             March 31,             March 31,
                                          1999      1998        1999    1998
                                        --------  -------      -------  -------
                                               (In Thousands of Dollars)

Net Income . . . . . . . . . . . . . . .   $530    $460        $1,057     $844

Other comprehensive income, net of tax effect:

     Unrealized gains (losses) on
       securities available for sale . .    (44)     (1)          (88)       5
                                            ---     ---           ---      ---
Comprehensive Income . . . . . . . . . .   $486    $459          $969     $849
                                            ===     ===           ===      ===

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                      ------ March 31 -------
                                                                                        1999            1998
                                                                                        ----            ----
                                                                                        (Dollars in Thousands)
Operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,057            $844
  Adjustments to reconcile net income to net cash provided by operating activities :
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . .     45              60
    Provision for depreciation and amortization. . . . . . . . . . . . . . . . . . . .     69              65
    Amortization of investment security premiums and accretion of discounts, net . . .      4             (12)
    (Increase) decrease in deferred income taxes . . . . . . . . . . . . . . . . . . .    (55)             --
    (Gain) loss on sale of loans, investments and foreclosed real estate . . . . . . .    (21)             (2)
    (Increase) decrease in accrued interest receivable . . . . . . . . . . . . . . . .     41             (42)
    (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . .     71            (166)
    Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . .   (435)            (28)
                                                                                        -----          ------
      Net cash provided by (used in) operating activities  . . . . . . . . . . . . . .    776             719
                                                                                        -----          ------
Investing activities:
    Proceeds from the sale of investments. . . . . . . . . . . . . . . . . . . . . . .     --             992
    Proceeds from the maturities of investments. . . . . . . . . . . . . . . . . . . .  6,800           2,500
    Purchases of investment securities . . . . . . . . . . . . . . . . . . . . . . . . (7,099)         (5,568)
    Purchase of Federal Home Loan Bank stock . . . . . . . . . . . . . . . . . . . . .     --            (368)
    Net increase in loans to customers . . . . . . . . . . . . . . . . . . . . . . . . (3,234)         (4,891)
    Principal collected on mortgage-backed securities. . . . . . . . . . . . . . . . .      1               3
    Purchases of premises, equipment and leasehold improvements. . . . . . . . . . . .    (12)             (8)
    Proceeds from the sale of REO. . . . . . . . . . . . . . . . . . . . . . . . . . .     --             212
                                                                                        -----          ------
      Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . (3,544)         (7,128)
                                                                                        -----          ------
Financing activities:
    Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18             103
    Allocation of ESOP and RRP shares  . . . . . . . . . . . . . . . . . . . . . . . .     201            189
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (368)          (288)
    Net increase (decrease) in customer deposits . . . . . . . . . . . . . . . . . . .   3,375           2,415
    Proceeds from (repayments of) advances and other borrowed money. . . . . . . . . .  (1,000)         11,000
    Repurchase of stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (272)             --
    Purchase of stock by ESOP and RRP. . . . . . . . . . . . . . . . . . . . . . . . .      --             (86)
    Net increase (decrease) in advance payments from borrowers for taxes and insurance     (24)            (58)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33             (29)
                                                                                         -----          ------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . .   1,963          13,246
                                                                                         -----          ------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . .    (805)          6,837
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . .   5,666           5,446
                                                                                         -----          ------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . .  $4,861         $12,283
                                                                                         =====          ======

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 1999

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

     The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. (the "Corporation") and Bedford Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. During the second quarter of fiscal 1999, the Corporation formed a new service subsidiary Central Virginia Financial Services ("CVFS"). The formation of CVFS provides the Corporation the opportunity to enter into financial services not considered to be traditional banking services, in particular the sale and marketing of insurance related products. As of March 31, 1999, CVFS had not been capitalized.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1998.

NOTE 2: EARNINGS PER SHARE
--------------------------

     Earnings per share calculated in accordance with SFAS 128 is as follows:

                                                  Three Months Ended              Six Months Ended
                                                        March 31                      March 31
                                                -----------------------      -------------------------
                                                  1999          1998            1999          1998
                                                  ----          ----            ----          ----
Basic Earnings Per Share:
Net Income . . . . . . . . . . . . . . . . . . . $530,000      $460,000      $1,057,000      $844,000
                                                =========     =========       =========     =========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (93,334 and 109,334
  at March 31, 1999 and 1998, respectively.) . .2,193,205     2,178,112       2,198,948     2,176,580
                                                =========     =========       =========     =========
Basic Earnings Per Share . . . . . . . . . . . .    $0.24         $0.21           $0.48         $0.39
                                                =========     =========       =========     =========
Diluted Earnings Per Share:
Net Income . . . . . . . . . . . . . . . . . . . $530,000      $460,000      $1,057,000      $844,000
                                                =========     =========       =========     =========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (93,334 and 109,334
  at March 31, 1999 and 1998, respectively.) . .2,193,205     2,178,112       2,198,948     2,176,580
    Dilutive effect of RRP Plan shares . . . . .   21,464        24,012          21,464        24,012
    Dilutive effect of Stock Options . . . . . .  103,186       118,798         103,186       118,798
                                                ---------     ---------       ---------     ---------
Average Shares Outstanding . . . . . . . . . . .2,317,855     2,320,922       2,323,598     2,319,390
                                                =========     =========       =========     =========
Diluted Earnings Per Share . . . . . . . . . . .    $0.23         $0.20           $0.46         $0.36
                                                =========     =========       =========     =========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

           Certain statements in this quarterly report on Form 10-QSB are forward-looking and may be identified by the use of words such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential". These statements are based on the Corporation's current expectations. A variety of factors could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Corporation's business include interest rate movements, competition from both financial and non-financial institutions, the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond the Corporation's control, and general economic conditions.

FINANCIAL CONDITION
-------------------

           The Corporation's assets totaled $161.2 million at March 31, 1999, an increase of $2.5 million from September 30, 1998. The asset expansion was reflected in growth of the loan portfolio which increased $3.2 million. Funding for the asset growth was provided by a $3.4 million increase in deposits, as FHLB borrowings were reduced by $1.0 million.

           At March 31, 1999, nonperforming assets were $1.1 million, or .67% of total assets, compared to $.5 million, or .34% of total assets at September 30, 1998. During the quarter ended March 31, 1999, four commercial loans to the same borrower were classified as nonperforming. These loans, totaling $663,000, are 90% guaranteed by the Farmers Home Administration, with the Bank's 10% exposure collateralized by equipment and livestock. As such, management anticipates no material loss. Offsetting this increase were net decreases of $560,000 in non-performing mortgage and $15,000 in consumer loans. The decrease in nonperforming mortgage loans was due to the reclassification to current status of $580,000 of these loans. At March 31, 1999, the allowance for credit losses was $804,000, up $40,000 from the level at September 30, 1998.

           During the second quarter of fiscal 1999, the Corporation repurchased 20,720 shares of its common stock in open market transactions. These shares were purchased at an average price of $12.84 per share and will be used for general corporate and other purposes.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------

           General. For the three months ended March 31, 1999 net income was $530,000, up 15.2% from the $460,000 earned in the comparable period of fiscal 1998. Net interest income for the second quarter of fiscal 1999 was $1.5 million, compared to $1.3 million for the same quarter of fiscal 1998. In addition, $22,000 was added to the allowance for credit losses during the second quarter of fiscal 1999, compared to $30,000 for the comparable period of fiscal 1998.

           Interest Income. Total interest income was $2.9 million for the three months ended March 31, 1999, compared to $2.7 million earned in the comparable quarter of fiscal 1998. The $221,000 increase was primarily due to a $14.6 million rise in the average balance of loans receivable and a $3.4 million increase in average investment securities from the averages for the three months ended March 31, 1998.

           Interest Expense. For the three months ended March 31, 1999, total interest expense rose to $1.5 million from the $1.4 million for the three months ended March 31, 1998, primarily due to an increase in the average balance of interest bearing liabilities to $130.9 million for the second quarter of fiscal 1999 from $114.4 million for the same quarter of fiscal 1998. The increase was primarily in FHLB advances which averaged $28.8 million for the three months ended March 31, 1999, compared to $15.9 million for the second quarter of fiscal 1998.

           Net Interest Income. For the three months ended March 31, 1999, net interest income was $1.5 million, up $112,000 from the net interest income earned in the same period of 1998. During the three months ended March 31, 1999, the Corporation's interest rate spread and net interest margin decreased to 3.04% and 3.75%, respectively, compared to 3.12% and 3.87%, respectively, for the same period of 1998. A 33 basis point decline in the yield on earning assets, partially offset by a 25 basis point decline in the cost of funds, was the primary reason for the declines.

           Provision for Credit Losses. The provision for credit losses decreased $8,000, to $22,000 for the three months ended March 31, 1999 from $30,000 for the comparable 1998 period. Although nonperforming assets increased $166,000 from December 31, 1998, management believes the allowance for credit losses is sufficient since these loans are adequately secured. Management of the Bank performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the levels of the Bank's nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessmentof the adequacy of the allowance for credit losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for credit losses will not be required in future periods.

           Total Noninterest Income. Noninterest income totaled $258,000 for the second quarter of fiscal 1999, compared to $224,000 for the same quarter of fiscal 1998. The $34,000 increase was primarily due to fees on mortgage loans introduced in the third quarter of fiscal 1998 and enhancements to the fee structure applicable to consumer loans. Such increase in noninterest income is not indicative of future periods.

           Total Noninterest Expense. Total noninterest expense was $841,000 for the three months ended March 31, 1999, up 6.5% from the level in the comparable quarter of fiscal 1998. Increases of $16,000 in personnel compensation and benefits, $11,000 in professional fees and $14,000 in other expenses were the primary reasons for the increase.

           Provision for Income Taxes. The provision for income taxes was $323,000 for the three months ended March 31, 1999, up from the $290,000 provision recorded in the three months ended March 31, 1998. The increase reflects the higher profitability of the Corporation in the quarter ended March 31, 1999, as the effective tax rate for both periods was 38%.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------

           General. For the six months ended March 31, 1999 net income was $1.1 million, up 25.2% from the $844,000 earned in the comparable period of fiscal 1998. Net interest income for the first six months of fiscal 1999 was $2.9 million, compared to net interest income for the six months ended March 31, 1998 of $2.6 million. For the first six months of fiscal 1999, noninterest income was $528,000 compared to $411,000 for the same period of 1998. Noninterest expense totaled $1.7 million for the six months ended March 31, 1999, up slightly from the $1.6 million for the comparable period of fiscal 1998.

           Interest Income. Total interest income amounted to $5.9 million for the six months ended March 31, 1999, up 9.9% from the $5.4 million earned in the comparable period of fiscal 1998. The increase was attributable to expansion of average loans receivable to $132.7 million for the six months ended March 31, 1999 from $118.4 million for the same period of 1998. In addition, investment securities averaged $13.7 million for the first half of fiscal 1999, compared to $9.6 million for the comparable period of fiscal 1998. These increases relect the Bank's continued success in originating mortgage loans and expansion of the consumer and commercial loan portfolios, as well as effective asset/liability management strategies.

           Interest Expense. For the six months ended March 31, 1999, total interest expense rose to $3.0 million from the $2.8 million for the six months ended March 31, 1998, primarily due to an increase in the average balance of interest bearing liabilities to $130.3 million for the first six months of fiscal 1999 from $113.3 million for the comparable period of fiscal 1998. FHLB advances averaged $28.4 million for the first half of fiscal 1999, up $13.8 million from the $14.6 million average for the comparable period of 1998. In addition, average interest bearing deposits for the first half of fiscal 1999 were $101.8 million compared to an average of $98.7 million for the comparable period of fiscal 1998.

           Net Interest Income. Net interest income was $2.9 million for the six months ended March 31, 1999, up 10.1% from the $2.7 million earned in the same period of fiscal 1998. The Corporation's interest rate spread and net interest margin were 3.01% and 3.76% for the first six months of fiscal 1999, down from the 3.13% and 3.90%, respectively, for the same period of fiscal 1998. A 33 basis point decline in the yield on earning assets partially offset by a 21 basis point decline in the cost of funds was the primary reason for the declines.

           Provision for Credit Losses. For the six months ended March 31, 1999, the Bank's provision for credit losses was $45,000, compared to $60,000 for the same period of fiscal 1998. Although nonperforming assets increased $166,000 from December 31, 1998, management believes the allowance for credit losses is sufficient since these loans are adequately secured. Management of the Bank performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the levels of the Bank's nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for credit losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for credit losses will not be required in future periods.

           Total Noninterest Income. For the first six months of fiscal 1999, noninterest income totaled $528,000, compared to $411,000 for the same period of 1998. Service charges and fees on loans were up $101,000 primarily due to fees introduced in the second quarter of fiscal 1998. Other customer service fees and commissions rose $15,000 due to higher income on checking. Such increase in noninterest income is not indicative of future periods.

           Total Noninterest Expense. Total noninterest expense was $1.7 million for the six months ended March 31, 1999, up $64,000, or 3.9%, from the $1.6 million total for the comparable period of fiscal 1998. Personnel compensation and benefits totaled $928,000 for the six months ended March 31, 1999, up $26,000 from the first half of fiscal 1998, primarily due to merit increases. Other expenses were up $20,000, or 11.2%, due to costs associated with year 2000 expenditures. (please refer to "THE YEAR 2000 ISSUE" herein).

           Provision for Income Taxes. The provision for income taxes was $646,000 for the six months ended March 31, 1999, compared to $525,000 for the same period of fiscal 1998. The increase was due to the increase in taxable income as the effective tax rate for both periods was 38%.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of March 31, 1999. (Dollar amounts in thousands).

                                                  March 31, 1999
                                          --------------------------------
                                                             Percentage
                                                             of assets
                                                             ---------

GAAP Capital . . . . . . . . . . . . . . . . $20,208           11.90 %
                                             =======          ======
Tangible capital . . . . . . . . . . . . . . $20,235           12.54 %
Tangible capital requirement . . . . . . . .   2,420            1.50
                                             -------          ------
Excess . . . . . . . . . . . . . . . . . . . $17,815           11.04 %
                                             =======          ======
Core capital . . . . . . . . . . . . . . . . $20,235           12.54 %
Core capital requirement . . . . . . . . . .   6,454            4.00
                                             -------          ------
Excess . . . . . . . . . . . . . . . . . . . $13,781            8.54 %
                                             =======          ======
Total risk-based capital (1) . . . . . . . . $20,932           22.13 %
Total risk-based capital requirement (1) . .   7,566            8.00
                                             -------          ------
Excess . . . . . . . . . . . . . . . . . . . $13,366           14.13 %
                                             =======          ======
----------------------------------------------------------
        (1)  Based on risk-weighted assets of $94,576


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

LIQUIDITY
---------

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of March 31, 1999, such borrowed funds totaled $28.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required under Federal regulations to maintain certain specified levels of "liquid assets," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of net with-drawable accounts plus short-term borrowings. At March 31, 1999, the Bank's regulatory liquidity was 21%.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending March 31, 2000, is approximately $39.2 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At March 31, 1999, the Bank had loan commitments outstanding of $14.9 million. These commitments are funded primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

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

     The Corportion has both a Y2K Committee and a Y2K Plan that were established and adopted in 1998. The Plan , as recommended by the Federal Financial Institutions Examination Council, is based on five phases: Awareness, Assessment, Renovation, Validation and Implementation. The Company continues in the Validation phase, or testing phase, which is scheduled for completion by June 30, 1999 and is proceeding on time. The Implementation Phase is targeted for completion by September 30, 1999. The Bank is required by Federal regulators to develop and test a comprehensive contingency plan that would be used in the event that any of its mission critical computer systems fail to meet the Y2K requirements, or if other systems that the Bank depends upon for automated processing of its ongoing transactions, such as electrical or data transmission, should fail. The contingency plan is currently being developed and should be completed by by September 30, 1999.

     For the six months ended March 31, 1999, the Corporation has expensed $17,000 of Y2K related costs. As part of the contingency plan, the Corporation is evaluating the purchase of electric generators. The cost of such equipment would be capitalized and depreciated over the useful life of the equipment. The Corporation has projected that the total cost of the Y2K project will range between $125,000 and $150,000. To date the total expense of the Y2K project has been $38,000.

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

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                            Three Months Ended    Six Months Ended
                                                 March 31            March 31
                                            -------------------  ------------------
                                              1999      1998       1999     1998
                                              ----      ----       ----     ----
                                                           (Unaudited)


Basic earnings per share  (2). . . . . . . .   $0.24     $0.21     $0.48    $0.39
Diluted earnings per share (2) . . . . . . .   $0.23     $0.20     $0.46    $0.36
Return on average assets . . . . . . . . . .    1.32 %    1.28 %    1.32 %   1.20 %
Return on average equity . . . . . . . . . .    9.75 %    9.13 %    9.78 %   8.45 %
Interest rate spread . . . . . . . . . . . .    3.04 %    3.12 %    3.01 %   3.13 %
Net interest margin. . . . . . . . . . . . .    3.75 %    3.87 %    3.75 %   3.90 %
Noninterest expense to average assets. . . .    2.10 %    2.26 %    2.11 %   2.28 %
Net charge-offs to average outstanding loans      -- %    0.06 %      -- %   0.06 %


                                  March 31       September 30
                                    1999             1998
                                  ---------     ------------
                                    (DOLLARS IN THOUSANDS)
                                         (Unaudited)
Nonaccrual loans . . . . . . . .      $1,085             $532
Repossessed real estate. . . . .          83               --
                                       -----            -----
Total nonperforming assets . . .      $1,168             $532
                                       =====            =====


Allowance for credit losses to nonperforming assets. .  68.8 %      143.8 %
Nonperforming loans to total loans . . . . . . . . . .  0.82 %       0.41 %
Nonperforming assets to total assets . . . . . . . . .  0.67 %       0.34 %


Book value per share (2) . . . . . . . . . . . . . . . $9.55        $9.25


--------------

(1)  The ratios for the three- and six-month periods are annualized

(2) All per share data has been adjusted to reflect the 2-for-1 stock dividend paid June 15, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.   Legal Proceeedings
          ------------------

     Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at March 31, 1999. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.   Changes in Securities
          ---------------------

     Not applicable.

Item 3.   Defaults upon Senior Securities
          -------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The annual meeting of shareholders of the Corporation was held on January 27,1999 and the following items were acted upon:

     Election of Directors Harry W. Garrett, Jr., and Harold K. Neal for terms of three years ending in 2002. All were elected as indicated below:

                                        Votes               Votes
                                         For               Withheld
                                         ---               --------
          Harry W. Garrett, Jr.        1,939,785            9,580
          Harold K. Neal               1,943,423            5,943

     Ratification of the appointment of BDO Seidman, LLP, as the Corporation's auditors for the 1998 fiscal year. BDO SEIDMAN, LLP, was ratified as follows:

                                        Votes          Votes
                                         For          Against      Abstain
                                         ---          -------      -------
                                     1,910,301        33,200        5,864


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



                                                BEDFORD BANCSHARES, INC.


Date: May 7, 1999                           By: /s/ Harold K. Neal
                                                --------------------------------
                                                Harold K. Neal
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date: May 7, 1999                           By: /s/ James W. Smith
                                                --------------------------------
                                                James W. Smith
                                                Vice President and Treasurer
                                                (Principal Accounting and
                                                     Financial officer)