Form 10QSB
period 1999-06-30
BEDFORD BANCSHARES INC
filed 1999-08-05
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

         [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

              Virginia                                  54-1709924
              ----------------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)      Identification No.)


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

     Class: Common Stock, par value $.10 per share
            Outstanding at August 1, 1999: 2,223,230

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


    PART I     FINANCIAL INFORMATION                                        PAGE
    ------     ---------------------                                        ----

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 1999 and September 30, 1998 (unaudited)                1

               Consolidated Statements of Income for the three and nine months
               ended June 30, 1999 and 1998 (unaudited)                        2

               Consolidated Statements of Comprehensive Income for the three
               and nine months ended June 30, 1999 and 1998 (unaudited)        3

               Consolidated Statements of Cash Flows for the nine months ended
               June 30, 1999 and 1998 (unaudited)                              4

               Notes to Unaudited Interim Consolidated Financial Statements    5

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       6


   PART II     OTHER INFORMATION
   -------     -----------------

    Item 1.    Legal proceedings                                              11

    Item 2.    Changes in Securities                                          11

    Item 3.    Defaults upon Senior Securities                                11

    Item 4.    Submission of Matters to a Vote of Security Holders            11

    Item 5.    Other Information                                              11

    Item 6.    Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                    12

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                              June 30     September 30
                                                                                                1999          1998
                                                                                              -------     ------------
                                                                                                    (In Thousands)

Assets
------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $6,355        $5,666
Investment securities held to maturity (estimated market value of $1,313 and $2,147)  . .        1,311         2,114
Marketable equity securities available for sale, at market value  . . . . . . . . . . . .        4,539         4,396
Investment securities available for sale, at market value . . . . . . . . . . . . . . . .        8,328        12,424
Investment in Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . . . . . . .        1,500         1,550
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      138,916       129,744
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,097         1,160
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          913           996
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          210            95
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          449           566
                                                                                               -------       -------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $163,618      $158,711
                                                                                               =======       =======

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $113,178      $107,086
Advances from the Federal Home Loan Bank  . . . . . . . . . . . . . . . . . . . . . . . .       28,000        29,000
Advances from borrowers for taxes and insurance . . . . . . . . . . . . . . . . . . . . .          380           528
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          201           184
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          339           665
                                                                                               -------       -------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      142,098       137,463
                                                                                               =======       =======

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and outstanding, none          -             -
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  2,234,230 at June 30, 1999 and 2,297,900 at September 30, 1998. . . . . . . . . . . . .          223           230
Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,765        10,939
Retained earnings, substantially restricted   . . . . . . . . . . . . . . . . . . . . . .       11,406        10,900
Accumulated other comprehensive income  . . . . . . . . . . . . . . . . . . . . . . . . .         (126)           60
Less stock acquired by ESOP and RRP . . . . . . . . . . . . . . . . . . . . . . . . . . .         (748)         (881)
                                                                                               -------       -------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,520        21,248
                                                                                               -------       -------
     Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . .     $163,618      $158,711
                                                                                               =======       =======


See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                            Three Months Ended         Nine Months Ended
                                                                                 June 30                     June 30
                                                                           1999           1998         1999          1998
                                                                          ------         ------       ------        ------
                                                                           (Dollars in Thousands, Except Per Share Data)
Interest Income:
 Loans .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,622        $ 2,525      $ 7,826       $ 7,352
 U.S. Government Obligations including agencies . . . . . . . . . .          290            282          909           733
 Other investments, including overnight deposits  . . . . . . . . .           49            128          154           243
                                                                           -----          -----        -----         -----
  Total interest income . . . . . . . . . . . . . . . . . . . . . .        2,961          2,935        8,889         8,328
                                                                           -----          -----        -----         -----
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,098          1,122        3,326         3,423
 Borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . .          396            382        1,187           831
                                                                           -----          -----        -----         -----
  Total interest expense  . . . . . . . . . . . . . . . . . . . . .        1,494          1,504        4,513         4,254
                                                                           -----          -----        -----         -----
  Net interest income . . . . . . . . . . . . . . . . . . . . . . .        1,467          1,431        4,376         4,074
Provision for credit losses . . . . . . . . . . . . . . . . . . . .           22             30           67            90
                                                                           -----          -----        -----         -----
  Net interest income after provision for credit losses                    1,445          1,401        4,309         3,984
                                                                           -----          -----        -----         -----
Noninterest income:
 Service charges and fees on loans  . . . . . . . . . . . . . . . .          142            112          453           322
 Other customer service fees and commissions  . . . . . . . . . . .           83             82          243           227
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16              8           73            64
                                                                           -----          -----        -----         -----
  Total noninterest income  . . . . . . . . . . . . . . . . . . . .          241            202          769           613
                                                                           -----          -----        -----         -----
Noninterest expense:
 Personnel compensation and benefits  . . . . . . . . . . . . . . .          462            432        1,390         1,334
 Occupancy and equipment  . . . . . . . . . . . . . . . . . . . . .           79             78          234           229
 Data processing  . . . . . . . . . . . . . . . . . . . . . . . . .          101             97          291           273
 Federal insurance of accounts  . . . . . . . . . . . . . . . . . .           16             16           47            48
 Advertising  . . . . . . . . . . . . . . . . . . . . . . . . . . .           26             28           86            89
 Professional fees  . . . . . . . . . . . . . . . . . . . . . . . .           41             32          168           157
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           84             83          282           261
                                                                           -----          -----        -----         -----
  Total noninterest expense . . . . . . . . . . . . . . . . . . . .          809            766        2,498         2,391
                                                                           -----          -----        -----         -----
   Income before income taxes . . . . . . . . . . . . . . . . . . .          877            837        2,580         2,206
Provision for income taxes  . . . . . . . . . . . . . . . . . . . .          333            325          979           850
                                                                           -----          -----        -----         -----
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   544        $   512      $ 1,601       $ 1,356
                                                                         =======        =======      =======       =======

  Basic earnings per share  . . . . . . . . . . . . . . . . . . . .      $  0.25        $  0.23      $  0.73       $  0.62
                                                                         =======        =======      =======       =======

  Diluted earnings per share  . . . . . . . . . . . . . . . . . . .      $  0.24        $  0.22      $  0.69       $  0.58
                                                                         =======        =======      =======       =======


See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                                                            Three Months Ended         Nine Months Ended
                                                                                 June 30                     June 30
                                                                           1999           1998         1999          1998
                                                                          ------         ------       ------        ------
                                                                                      (In Thousands of Dollars)
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 544           $512        $1,601        $1,356

Other comprehensive income, net of tax effect:

    Unrealized gains (losses) on securities available for sale  . .         (98)           (22)         (186)          (17)
                                                                           ----            ---          ----           ---

Comprehensive Income  . . . . . . . . . . . . . . . . . . . . . . .       $ 446           $490        $1,415        $1,339
                                                                           ====            ===         =====         =====


                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                         ------ June 30 -------
                                                                                                            1999         1998
                                                                                                            ----         ----
                                                                                                         (Dollars in Thousands)

Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,601      $ 1,356
  Adjustments to reconcile net income to net cash provided by operating activities :
    Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        67           90
    Provision for depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .       102          112
    Amortization of investment security premiums and accretion of discounts, net  . . . . . . . . . . .         6           (7)
    (Increase) decrease in deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (114)          (5)
    (Gain) loss on sale of loans, investments and foreclosed real estate  . . . . . . . . . . . . . . .       (21)          (3)
    (Increase) decrease in accrued interest receivable  . . . . . . . . . . . . . . . . . . . . . . . .        83         (111)
    (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       170          (67)
    Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (327)         242
                                                                                                            -----       ------
      Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . . . . . . . .     1,567        1,607
                                                                                                            -----       ------
Investing activities:
    Proceeds from the sale of investment securities available for sale  . . . . . . . . . . . . . . . .        --          992
    Proceeds from the maturities of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,555        4,500
    Purchases of investment securities available for sale . . . . . . . . . . . . . . . . . . . . . . .    (8,975)     (13,266)
    Purchase (sale) of Federal Home Loan Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . .       (50)        (618)
    Net increase in loans to customers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,240)      (9,480)
    Principal collected on mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . . . .         3            4
    Purchases of premises, equipment and leasehold improvements . . . . . . . . . . . . . . . . . . . .        39          (26)
    Proceeds from the sale of REO . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          212
                                                                                                            -----       ------
      Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . .    (4,668)     (17,682)
                                                                                                            -----       ------
Financing activities:
    Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18          103
    Allocation of ESOP and RRP shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       201          189
    Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (573)        (481)
    Net increase (decrease) in customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,093        1,048
    Proceeds from (repayments of) advances and other borrowed money . . . . . . . . . . . . . . . . . .    (1,000)      15,000
    Repurchase of stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (842)          --
    Purchase of stock by ESOP and RRP . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (86)
    Net increase (decrease) in advance payments from borrowers for taxes and insurance  . . . . . . . .      (148)        (206)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41          (41)
                                                                                                            -----       ------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,790       15,526
                                                                                                            -----       ------
Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .       689         (549)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,666        5,446
                                                                                                            -----       ------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $6,355      $ 4,897
                                                                                                           ======       ======


See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 1999




NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. (the "Corporation") and Bedford Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. During the second quarter of fiscal 1999, the Corporation formed a new service subsidiary Central Virginia Financial Services ("CVFS"). The formation of CVFS provides the Corporation the opportunity to enter into financial services not considered to be traditional banking services, in particular the sale and marketing of insurance related products. As of June 30, 1999, CVFS had not been capitalized.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1998.

NOTE 2: EARNINGS PER SHARE

     Earnings per share calculated in accordance with SFAS 128 is as follows:


                                                                           Three Months Ended            Nine Months Ended
                                                                                 June 30                      June 30
                                                                        -------------------------    --------------------------
                                                                           1999          1998            1999          1998
                                                                           ----          ----            ----          ----
Basic Earnings Per Share:
------------------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  544,000    $  512,000      $1,601,000    $1,356,000
                                                                        ==========    ==========      ==========    ==========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (93,334 and 109,334
  at June 30, 1999 and 1998, respectively.) . . . . . . . . . . . . . .  2,164,391     2,180,575       2,187,429     2,188,566
                                                                        ==========    ==========      ==========    ==========
Basic Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . . .      $0.25         $0.23           $0.73         $0.62
                                                                             =====         =====           =====         =====
Diluted Earnings Per Share:
--------------------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  544,000    $  512,000      $1,601,000    $1,356,000
                                                                        ==========    ==========      ==========    ==========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (93,334 and 109,334
  at June 30, 1999 and 1998, respectively.) . . . . . . . . . . . . . .  2,164,391     2,180,575       2,187,429     2,188,566
    Dilutive effect of RRP Plan shares  . . . . . . . . . . . . . . . .     23,412        26,008          23,383        25,852
    Dilutive effect of Stock Options  . . . . . . . . . . . . . . . . .    103,107       121,507         102,870       120,155
                                                                        ----------    ----------      ----------    ----------
Average Shares Outstanding  . . . . . . . . . . . . . . . . . . . . . .  2,290,910     2,328,090       2,313,682     2,334,573
                                                                        ==========    ==========      ==========    ==========
Diluted Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . .      $0.24         $0.22           $0.69         $0.58
                                                                             =====         =====           =====         =====


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

FINANCIAL CONDITION
-------------------

     The Corporation's assets totaled $163.6 million at June 30, 1999, an increase of $4.9 million from September 30, 1998. The asset expansion was reflected in growth of the loan portfolio which increased $9.2. million. Funding for the asset growth was provided by a $6.1 million increase in deposits and a $4.8 million reduction in investment securities.

     At June 30, 1999, nonperforming assets were $1.4 million, or .83% of total assets, compared to $.5 million, or .34% of total assets at September 30, 1998. During the quarter ended June 30, 1999, four mortgage loans, totaling $296,000, were classified as nonperforming. These loans are secured by residential property with appraised values exceeding the respective loan balances, and as such no material loss is anticipated. In addition, $22,000 of consumer loans were added to the nonperforming category. At June 30, 1999, the allowance for credit losses was $828,000, up $64,000 from the level at September 30, 1998.

     During the third quarter of fiscal 1999, the Corporation repurchased 46,300 shares of its common stock in open market transactions. These shares were purchased at an average price of $12.30 per share and will be used for general corporate and other purposes.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------

     General. For the three months ended June 30, 1999 net income increased $32,000, or 6.3%, to $544,000 from $512,000 earned in the comparable 1998 period.

     Interest Income. Total interest income was $3.0 million for the three months ended June 30, 1999, compared to $2.9 million earned in the comparable quarter of fiscal 1998. Although the average balance of loans receivable increased $13.7 million from the third quarter of 1998 to the third quarter of 1999, a decline of 55 basis points in the yield on mortgage loans offset the impact of the higher average volume.

     Interest Expense. For the three months ended June 30, 1999, total interest expense was $1.5 million, the same as the level for the three months ended June 30, 1998. The average balance of interest bearing liabilities rose to $132.9 million for the third quarter of fiscal 1999 from $125.3 million for the same quarter of fiscal 1998. The increase was primarily in interest bearing deposits which averaged $104.2 million for the three months ended June 30, 1999, compared to $98.6 million for the third quarter of fiscal 1998. Lower rates paid on average interest bearing deposits offset the impact of the higher average volume.

     Net Interest Income. For the three months ended June 30, 1999, net interest income was $1.5 million, up slightly from the net interest income earned in the same period of 1998. During the three months ended June 30, 1999, the Corporation's interest rate spread and net interest margin decreased to 2.96% and 3.70%, respectively, compared to 3.09% and 3.85%, respectively, for the same period of 1998. A 41 basis point decline in the yield on earning assets, partially offset by a 31 basis point decline in the cost of funds, was the primary reason for the declines. The lower yield on earning assets, as well as the decline in the cost of funds, was reflective of the general trend in market rates.

     Provision for Credit Losses. The provision for credit losses decreased $8,000, to $22,000 for the three months ended June 30, 1999 from $30,000 for the comparable 1998 period. Although nonperforming assets increased $190,000 from March 31, 1999, management believes the allowance for credit losses is sufficient since these loans are adequately secured. Management of the Bank performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the levels of the Bank's nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for credit losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for credit losses will not be required in future periods.

     Total Noninterest Income. Noninterest income totaled $241,000 for the third quarter of fiscal 1999, compared to $202,000 for the same quarter of fiscal 1998. The $39,000 increase was primarily due to service charges and fees on loans which were up $30,000 due primarily to the large dollar amount of loans closed during the third quarter of 1999. Such increase in non-interest income is not indicative of future periods.

     Total Noninterest Expense. Total noninterest expense was $809,000 for the three months ended June 30, 1999, up 5.6% from the level in the comparable quarter of fiscal 1998. Increases of $30,000 in personnel compensation and benefits and $9,000 in professional fees were the primary reasons for the increase.

     Provision for Income Taxes. The provision for income taxes was $333,000 for the three months ended June 30, 1999, up slightly from the $325,000 provision recorded in the three months ended June 30, 1998. The increase reflects the higher profitability of the Corporation in the quarter ended June 30, 1999, as the effective tax rate for both periods was 38%.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1999 AND 1998
------------------------------------------------------

     General. For the nine months ended June 30, 1999 net income increased $200,000, or 18.1%, to $1.6 million from $1.4 million earned in the comparable 1998 period.

     Interest Income. Total interest income amounted to $8.9 million for the nine months ended June 30, 1999, up 6.7% from the $8.3 million earned in the comparable period of fiscal 1998. The increase was attributable to expansion of average loans receivable to $134.3 million for the nine months ended June 30, 1999 from $120.2 million for the same period of 1998. In addition, investment securities averaged $13.4 million for the first nine months of fiscal 1999, compared to $10.7 million for the comparable period of fiscal 1998. These increases reflect the Bank's continued success in originating mortgage loans and expansion of the consumer and commercial loan portfolios, as well as effective asset/liability management strategies.

     Interest Expense. For the nine months ended June 30, 1999, total interest expense rose to $4.5 million from the $4.3 million for the nine months ended June 30, 1998, primarily due to an increase in the average balance of interest bearing liabilities to $131.1 million for the first nine months of fiscal 1999 from $117.3 million for the comparable period of fiscal 1998. FHLB advances averaged $28.5 million for the nine months ended June 30, 1999, up $9.9 million from the $18.6 million average for the comparable period of 1998. In addition, average interest bearing deposits for the first nine months of fiscal 1999 were $102.6 million compared to an average of $98.7 million for the comparable period of fiscal 1998.

     Net Interest Income. Net interest income was $4.4 million for the nine months ended June 30, 1999, up 7.4% from the $4.1 million earned in the same period of fiscal 1998. The Corporation's interest rate spread and net interest margin were 2.99% and 3.73% for the first nine months of fiscal 1999, down from the 3.11% and 3.88%, respectively, for the same period of fiscal 1998. A 34 basis point decline in the yield on earning assets partially offset by a 25 basis point decline in the cost of funds was the primary reason for the declines. Both the lower yield on earning assets and cost of funds are indicative of general market trends.

     Provision for Credit Losses. For the nine months ended June 30, 1999, the Bank's provision for credit losses was $67,000, compared to $90,000 for the same period of fiscal 1998. Although nonperforming assets increased $190,000 from March 31, 1998, management believes the allowance for credit losses is sufficient since these loans are adequately secured. Management of the Bank performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the levels of the Bank's nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for credit losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for credit losses will not be required in future periods.

     Total Noninterest Income. For the nine months ended June 30, 1999, noninterest income totaled $769,000, compared to $613,000 for the same period of 1998. Service charges and fees on loans were up $131,000 primarily due to the large increase in the dollar volume of loans closed during the nine months ended June 30, 1999, compared to the same nine months of 1998. Such increase in noninterest income is not indicative of future periods.

     Total Noninterest Expense. Total noninterest expense was $2.5 million for the nine months ended June 30, 1999, up $107,000, or 4.5%, from the $2.4 million total for the comparable period of fiscal 1998.

     Provision for Income Taxes. The provision for income taxes was $979,000 for the nine months ended June 30, 1999, compared to $850,000 for the same period of fiscal 1998. The increase was due to the increase in taxable income as the effective tax rate for both periods was 38%.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of June 30, 1999. (Dollar amounts in thousands).

                                                               June 30, 1999
                                                          ----------------------
                                                                      Percentage
                                                                       of assets
                                                                       ---------
GAAP Capital . . . . . . . . . . . . . . . . . . . . . . .  $20,641       11.90%
                                                            =======       ======
Tangible capital . . . . . . . . . . . . . . . . . . . . .  $20,766       12.67%
Tangible capital requirement . . . . . . . . . . . . . . .    2,459        1.50
                                                            -------       ------
Excess . . . . . . . . . . . . . . . . . . . . . . . . . .  $18,307       11.17%
                                                            =======       ======

Core capital . . . . . . . . . . . . . . . . . . . . . . .  $20,766       12.67%
Core capital requirement . . . . . . . . . . . . . . . . .    6,558        4.00
                                                            -------       ------
Excess . . . . . . . . . . . . . . . . . . . . . . . . . .  $14,208        8.67%
                                                            =======       ======

Total risk-based capital (1). . . . . . . . . . . . . . . . $21,520       22.06%
Total risk-based capital requirement (1). . . . . . . . . .   7,803        8.00
                                                            -------       ------
Excess  . . . . . . . . . . . . . . . . . . . . . . . . . . $13,717       14.06%
                                                            =======       ======

------------------------------------------------
(1)  Based on risk-weighted assets of $97,532


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

LIQUIDITY
---------

     The Bank's liquidity is a measure of its ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but also borrows funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of June 30, 1999, such borrowed funds totaled $28.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required under Federal regulations to maintain certain specified levels of "liquid assets," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of net with-drawable accounts plus short-term borrowings. At June 30, 1999, the Bank's regulatory liquidity was 15.8%.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending June 30, 2000, is approximately $42.0 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

     At June 30, 1999, the Bank had loan commitments outstanding of $10.7 million. These commitments are funded primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

THE YEAR 2000 ISSUE
-------------------

     The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The bank is heavily dependent on computer systems in the conduct of substantially all of its business activities.

     During fiscal 1998, the Corporation established a Y2K Committee (the "Committee") and adopted a Y2K Compliance Plan (the "Plan"). The purpose of the Committee and Plan are to identify the systems that could be affected by the Y2K issue and to determine the activity required to prepare for the proper recognition and processing of date sensitive information on or after January 1, 2000. The Federal Financial Institutions Examination Council has recommended that the plan include five phases: Awareness, Assessment, Renovation, Validation and Implementation. The phases are intended to help the Corporation identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Y2K compliant.

     The bank has conducted a comprehensive review of its computer systems, including its core processing systems maintained by a third party service bureau, to identify the systems that could be affected by the Y2K issue. The Corporation has maintained ongoing contact with its third party service bureau throughout the Renovation phase, which included program changes and other modifications necessary for Y2K readiness. The Corporation is currently in Phase five, Implementation, the point at which the Corporation begins to process its transactions and other data on systems and software that have been deemed Y2K compliant. This phase is targeted for completion by September 30, 1999. In addition, the bank is required by their Federal regulators to develop contingency plans in the event that any of its mission critical computer systems fail to meet the Y2K requirements, or if other systems that the bank depends upon for automated processing of its ongoing transactions, such as electrical or data transmission, should fail. These detailed contingency plans are in the process of being tested and reviewed by both the bank's management and regulators to ensure their readiness and reliability. As part of the contingency plan, the Corporation has contracted to purchase two electric generators at a cost of approximately $30,000. The cost of such equipment will be capitalized and depreciated over the life of the equipment.

     Based on current estimates, the bank expects to spend approximately $125,000 to $150,000 in preparing for the century date change. Included in that amount are costs necessary to modify its computer information systems, both internal and vendor maintained, to enable proper processing of transactions relative to the year 2000 and beyond. Also included is the cost of equipment, training and customer communications necessary to adequately address the bank's Y2K requirements and readiness. The bank does not expect the amounts to be expensed to have a material impact on its financial position or results of its operations. For the nine months ended June 30, 1999, the bank had recorded $27,000 of expense related to the Y2K issue.

     Successful and timely completion of the Y2K project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the testing results of the core processing system maintained by a third party service bureau, and readiness of all vendors, suppliers and customers. No assurance can be given that the Plan will be successfully completed by the Year 2000, in which case the Corporation could incur data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Corporation.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                    Three Months Ended           Nine Months Ended
                                                         June 30                       June 30
                                                         -------                       -------
                                                 1999(1)         1998(1)       1999(1)        1998(1)
                                                 -------         -------       -------        -------
                                                                      (Unaudited)

Basic earnings per share   . . . . . . . . .      $0.25           $0.23         $0.73          $0.62
Diluted earnings per share . . . . . . . . .      $0.24           $0.22         $0.69          $0.58
Return on average assets . . . . . . . . . .       1.31%           1.33%         1.32%          1.25%
Return on average equity . . . . . . . . . .       9.88%           9.95%         9.81%          8.96%
Interest rate spread . . . . . . . . . . . .       2.96%           3.09%         2.99%          3.11%
Net interest margin  . . . . . . . . . . . .       3.70%           3.85%         3.73%          3.88%
Noninterest expense to average assets. . . .       1.96%           1.99%         2.06%          2.20%



                                                           June 30    September 30
                                                             1999          1998
                                                             ----          ----
                                                           (DOLLARS IN THOUSANDS)
                                                                 (Unaudited)
Nonaccrual loans . . . . . . . . . . . . . . . . . . .      $1,358        $  532
Foreclosed real estate . . . . . . . . . . . . . . . .          --            --
                                                            ------        ------
Total nonperforming assets . . . . . . . . . . . . . .      $1,358        $  532
                                                            ======        ======


Allowance for credit losses to nonperforming assets. .       61.00%        143.8%
Nonperforming loans to total loans . . . . . . . . . .        0.98%         0.41%
Nonperforming assets to total assets . . . . . . . . .        0.83%         0.34%


Book value per share (2). . . . . . . . . . . . . . . .     $ 9.63        $ 9.25



--------------
(1)  The ratios for the three- and six-month periods are annualized.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.   Legal Proceeedings
          ------------------
               Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at June 30, 1999. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.



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



                                                  BEDFORD BANCSHARES, INC.


Date: August 5, 1999                          By: /s/ Harold K. Neal
                                                  ------------------------------
                                                   Harold K. Neal
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date: August 5, 1999                          By: /s/ James W. Smith
                                                  ------------------------------
                                                  James W. Smith
                                                  Vice President and Treasurer
                                                  (Principal Accounting and
                                                    Financial officer)