Form 10KSB40
period 1999-09-30
BEDFORD BANCSHARES INC
filed 1999-12-21
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1999, OR

[_]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 For the  transition  period from        to       .
                                                            ------    ------

Commission File Number:  0-24330

                            BEDFORD BANCSHARES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Virginia                                                          54-1709924
----------------------------------                                ----------
(State or other jurisdiction                                    I.R.S. Employer
 or organization) of incorporation                            Identification No.

125 West Main Street, Bedford, Virginia                             24523
---------------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (540) 586-2590
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X}

         State issuer's revenues for its most recent fiscal year $12,963,000.

         As of December 7, 1999, there were issued and outstanding 2,163,050 shares of the registrant's Common Stock.

         The registrant's voting stock is traded over-the-counter under the symbol "BFSB." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as reported by the Nasdaq National Market on December 1, 1999, was $18,580,000.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999. (Part II)
     2.   Portions  of  Proxy   Statement   for  the  1999  Annual   Meeting  of
          stockholders. (Part III)

                                     PART I

         Bedford Bancshares, Inc. (the "Registrant" or "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         The Company is a Virginia corporation organized in March of 1994 at the direction of Bedford Federal Savings Bank ("Bedford Federal" or the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On August 19, 1994, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing related investments. The Company conducts no significant business or operations other than holding all of the outstanding stock of Bedford Federal. As a result references to the Registrant or Company generally refer to the Bank unless the context indicates otherwise.

         Bedford   Federal  is  a  federally   chartered   stock   savings  bank
headquartered  in  Bedford,  Virginia  and has two other  offices  in Forest and
Moneta,   Virginia.  The  Bank  is  subject  to  examination  and
comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). Bedford Federal is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

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

Lending Activities

Analysis of Portfolio. The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.

                                                               September 30,
                                     ------------------------------------------------------------
                                                 1999                          1998
                                     -----------------------------     --------------------------
                                                      Percent of                     Percent of
                                         Amount         Total           Amount         Total
                                                      (Dollars in Thousands)
Real estate:
Residential:
  One- to four-family                  $ 97,212         62.19%         $95,620         70.46%
  Multi-family.....................       2,405          1.54              854           .63
Commercial.........................       7,623          4.88            4,181          3.08
Construction.......................      18,232         11.66            8,450          6.23
Land...............................       5,254          3.36           11,769          8.67
Consumer and commercial business...      25,595         16.37           14,830         10.93
                                         ------         -----           ------         -----
      Total loans..................     156,321        100.00%         135,704        100.00%
                                                       ======                         ======

Less:
  Unearned discounts, premium,
    deferred loan fees, net........         272                            290
  Loans-in-process.................       7,556                          4,906
  Allowance for credit losses......         804                            764
                                        -------                       --------
      Total loans, net.............    $147,689                      $ 129,744
                                        =======                       ========

Loan Maturity Tables

The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $53.6 million for the year ended September 30, 1999. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                             Due after
                                               Due within    1 through     Due after
                                                 1 year       5 years       5 years         Total
                                                 ------       -------       -------         -----
                                                                   (In Thousands)

One- to four-family residential real estate..  $    31        $ 1,135      $ 96,046        $ 97,212
Multi-family residential real estate.........       --             57         2,348           2,405
Commercial real estate.......................       12            299         7,312           7,623
Construction.................................   10,282            394            --          10,676
Land.........................................       40            165         5,049           5,254
Consumer and commercial business.............    3,350         11,143        11,102          25,595
                                                ------         ------        ------          ------
Total........................................  $13,715        $13,193      $121,857        $148,765
                                                ======         ======       =======         =======

         The following table sets forth the dollar amount of all loans due after September 30, 2000, which have fixed interest rates and floating or adjustable interest rates.

                                                              Floating or
                                        Fixed Rates         Adjustable Rates       Total
                                        -----------         ----------------       -----
Real estate loans:                                           (In Thousands)
   One- to four-family............         $20,452               $76,729         $ 97,181
   Multi-family...................              57                 2,348            2,405
   Commercial real estate.........           1,958                 5,653            7,611
   Construction...................              91                   303              394
   Land...........................           3,813                 1,401            5,214
Consumer and commercial
  business........................          15,954                 6,291           22,245
                                            ------                ------          -------
  Total...........................         $42,325               $92,725         $135,050
                                            ======                ======          =======

         One- to Four-Family Residential Loans. The Registrant's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Registrant's primary market areas. The Registrant generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Registrant will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. Adjustable-rate mortgage loans may be originated at up to 95% of the loan to value ratio.

         For all adjustable-rate mortgage loans, the Registrant requires the borrower to qualify at the initial rate and such loans are indexed to the weekly average of the one year U.S. Treasury bill. The Registrant's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 1% to 2% with a maximum adjustment over the term of the loan as set forth in the loan agreement and usually ranges from 3% to 6% above the initial interest rate depending on the terms of the loan. Adjustable-rate mortgage loans reprice every one or two years, some have a fixed rate for three, five, or seven years before adjusting annually and have terms from 10 to 30 years. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Registrant's cost of funds. Generally, the Registrant's standard underwriting guidelines for mortgage loans conform to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

         Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Registrant.

         The Registrant  also offers  fixed-rate  one- to  four-family  mortgage loans with terms from 10 to 30 years. Fixed-rate loans are generally underwritten according to the FHLMC guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. The Registrant originates and holds some fixed-rate mortgage loans as deemed appropriate by the Asset Liability Management Committee.

         Construction Lending. The Registrant engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, involving commercial and multi-family properties. These properties are located in the Registrant's market area.

         Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Registrant's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Registrant may be compelled to advance additional funds to complete construction. Furthermore, if the estimate of value proves to be inaccurate, the Registrant may be confronted at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment.

         Multi-Family and Commercial Real Estate Loans. The Registrant offers multi-family and commercial real estate loans, however, this type of lending represents a small portion of the Registrant's lending activities. Commercial real estate loans consist of permanent loans secured by small office buildings, churches, shopping centers and other non-residential buildings on real estate located in the west-central Virginia area. Substantially all of the properties securing the Registrant's commercial and multi-family real estate loans are inspected by the Registrant's lending personnel before the loan is made. The Registrant also obtains appraisals on each property.

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

         Land Loans. Land loans are made primarily to individuals on developed residential lots located in the Registrant's market area. Land lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of unimproved and developed lots or land under development, predicated on the future value of the property upon completion of development. Loans on undeveloped land may run the risk of adverse zoning changes, environmental or other restrictions on future use. Because of these factors, the analysis of land loans requires an expertise that is different in significant respects from that which is required for residential mortgage lending.

         Consumer and Commercial Business Loans. In response to a perceived need in the local community and to provide for diversification of its asset portfolio and improved interest rate risk management, the Registrant continues increasing the amount of consumer and commercial business loans it originates. Consumer loans consist of automobile loans, savings account loans, home equity, personal secured and unsecured loans and home improvement loans. The underwriting standards employed by the Registrant for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Registrant's consumer loans tend to have higher interest rates and shorter maturities than one- to four-family first mortgage loans, but are considered to entail a greater risk of default than mortgage loans.

         Commercial business loans consisting of revolving lines of credit, short-term working capital loans, and term loans up to seven years are originated to meet the needs of local small businesses. Some loans are unsecured, but the majority are secured by inventory, equipment, accounts receivable, marketable securities, savings deposits, real estate, personal guaranties, or a combination of these types of collateral. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and frequently carry larger loan balances. The Registrant offers fixed-rate commercial business loans and adjustable-rate loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on business cash flow, and the difficulty of evaluating and monitoring these types of loans.

         Loan Solicitation and Processing. The Registrant's sources of mortgage loan applications are referrals from existing or past customers, real estate brokers, builders, call-in and walk-in customers and also the result of advertising. All loans are underwritten and approved by the loan committee. Any loan up to $300,000 is reviewed and approved by two members of the loan committee. Any loan over $300,000 is reviewed and approved by three members of the loan committee. All loan approvals are ratified by the Board of Directors on a monthly basis.

         The Registrant uses independent fee appraisers on all real estate related transactions. Each fee appraiser used must be state licensed or state certified and approved by the Registrant's board of directors. It is the Registrant's policy to obtain title insurance or an attorney's opinion and certification of title and fire and casualty insurance for all mortgage loans. If appropriate, flood insurance is also required.

         Loan Commitments. The Registrant issues written, formal commitments as to interest rate to prospective borrowers on all real estate loans at the date of application. The interest rate commitment is good for 60 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the 60 day period to close the loan at the interest rate committed. At September 30, 1999, the Registrant had $4.6 million of commitments to originate mortgage loans, $5.9 million in unfunded home equity loans and $2.5 in unfunded commercial lines of credit.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national Registrants, which under current regulations limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is greater. Under such regulations, the Registrant's maximum loan-to-one borrower limit was approximately $3.3 million as of September 30, 1999.

Non-Performing and Problem Assets

         Loan Delinquencies and Non-Performing Assets. The Registrant's collection procedures provide that when a mortgage loan is 15 days past due, a computer printed delinquency notice is sent. If payment is still delinquent at the end of that month, within five days a telephone call is made to the borrower. If the delinquency continues, subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days or more, the Board of Directors of the Registrant generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made and a specific reserve for 100% of uncollected interest is established, thus effecting non-accrual status. Collection procedures for non-mortgage loans generally begin after a loan is 10 days delinquent.

         The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant had no loans categorized as impaired loans and troubled debt restructurings. Additionally, there were no accruing loans that were delinquent more than 90 days.

                                                             At September 30,
                                                          ----------------------
                                                            1999          1998
                                                          ---------    ---------
                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family residential real estate ........      $  211       $  281
  Land ...............................................         839          214
  Consumer and commercial business loans .............          39           37
                                                            ------       ------
Total non-accrual loans ..............................      $1,089       $  532
                                                            ======       ======
Real estate owned ....................................      $ --         $ --
                                                            ======       ======
Total non-performing assets ..........................      $1,089       $  532
                                                            ======       ======
Total non-accrual loans to total loans ...............         .73%         .41%
                                                            ======       ======

         Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial for the year ended September 30, 1999.

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

         "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Registrant's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific provision for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. At September 30, 1999, classified assets consisted of $597,000 and $492,000, respectively, of special mention and substandard assets. Such assets were classified as non-accrual loans.

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth the Registrant's allowance for credit losses, allowance for losses on foreclosed real estate and related ratios.

                                                   At or For the Year Ended
                                                   ------------------------
                                                        September 30,
                                                   ------------------------
                                                      1999            1998
                                                   ---------        --------
                                                     (Dollars in thousands)

Allowance balance (at beginning of period)            $764            $678
                                                       ---            ----
 Charge-offs:
   One- to four-family.........................          -               -
   Multi-family................................          -               -
   Commercial real estate......................          -               -
   Construction and land.......................          -               -
   Consumer and commercial business............         58               8
                                                       ---            ----
     Total charge-offs.........................         58               8
  Recoveries...................................         (8)             (4)
  Provision....................................         90              90
                                                       ---            ----
Allowance balance (at end of period)...........       $804            $764
                                                      ====            ====

Ratios of net charge-offs during the period
  to average loans outstanding during the
  period.......................................        .04%            .01%
                                                       ===             ===
Ratio of allowance for credit losses to total
  loans at the end of the period...............        .54%            .58%
                                                       ===             ===
Ratio of allowance for credit losses to non-
  performing assets at the end of the
  period.......................................        .74%         143.80%
                                                       ===          ======

         Analyses of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                            At September 30,
                                     ------------------------------------------------------------
                                             1999                              1998
                                     ----------------------------       -------------------------
                                                  Percent of                      Percent of
                                                 Loans in Each                   Loans in Each
                                                  Category to                     Category to
                                      Amount      Total Loans            Amount   Total Loans
                                      ------      ----------            ------   -----------
                                                      (Dollars in Thousands)

One- to four-family ............       $294          62.2%               $381          70.5%
Multi-family ...................         10           1.5                   1            .6
Commercial real estate .........         90           4.9                  50           3.1
Construction ...................         75          11.7                  49           6.2
Land ...........................         50           3.3                  39           8.7
Consumer and commercial
 business ......................        285          16.4                 244          10.9
                                       ----         -----                ----         -----
  Total ........................       $804         100.0%               $764         100.0%
                                       ====         =====                ====         =====

Investment and Mortgage-backed Securities Activities

         Investment Securities. The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Registrant has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Registrant's loan origination and other activities.

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 1999, the Company had securities classified as "held to maturity" and "available for sale" in the amount of $2,310,000 and $10,458,000, respectively. At September 30, 1999, the Company had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 1999, the Company had securities available for sale with an amortized cost of $10,706,000 and market value of $10,458,000 (unrealized loss of $248,000). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

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

        Securities Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated:


                                                               At September 30,
                                                               ----------------
                                                               1999       1998
                                                              -------    -------
                                                               (In thousands)
Federal funds sold and other short-term investments ......    $  --      $ 3,650
Investment securities and mortgage backed securities:
  Held to maturity:
    Mortgage backed securities ...........................         10         15
    FHLB stock ...........................................      1,500      1,550
    U.S. Government and agency obligations ...............        800      2,099
                                                              -------    -------
      Total held to maturity .............................      2,310      3,664
                                                              -------    -------
Available for sale:
    U.S. Government and agency obligations ...............      5,830     12,371
    Marketable equity securities and other(1) ............      4,628      4,449
                                                              -------    -------
      Total available for sale ...........................     10,458     16,820
                                                              -------    -------
      Total ..............................................    $12,768    $24,134
                                                              =======    =======

(1) Marketable equity securities available for sale -consist of the Asset Management Fund for Financial Institutions, Inc. ("AMF Fund"), a mutual fund that invests in securities eligible for direct investment by savings associations. The Company uses this fund to increase its short-term yield, primarily on overnight funds. The AMF Fund consists primarily of adjustable-rate mortgage-related securities.

         Investment Yields and Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Registrant's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities as of September 30, 1999.

                                                                                                                       Total
                                     One Year or Less  One to Five Years Five to Ten Years More than Ten Years   Investment Years
                                     ----------------  ----------------- ----------------- ------------------- ---------------------
                                               Weighted         Weighted         Weighted          Weighted          Weighted
                                     Carrying  Average Carrying Average Carrying Average Carrying  Average Carrying  Average  Market
                                      Value     Yield   Value   Yield     Value   Yield   Value     Yield    Value    Yield   Value
                                      -----     -----   -----   -----     -----   -----   -----     -----    -----    -----   -----
                                                                        (Dollars in thousands)
Held to maturity:
    Mortgage-backed securities....        10     8.31      --      --      --       --       --        --        10    8.31       10
    FHLB stock ...................     1,500     7.48      --      --      --       --       --        --     1,500    7.48    1,500
    U.S. government and agency
      obligations ................       800     6.97      --      --      --       --       --        --       800    6.97      800
Available for sale:
    U.S. Government and agency
      obligations ................        --       --   4,359    6.32      --       --    1,471      6.90     5,830    6.47    5,830
    Marketable equity securities
      and other...................     4,628       --       --     --      --       --       --        --     4,628    5.39    4,628
                                     -------           -------           ----            ------             -------          -------
Total ............................   $ 6,938     5.97  $ 4,359   6.32    $ --       --   $1,471      6.90   $12,768    6.23  $12,768
                                     =======     ====  =======   ====    ====    =====   ======      ====   =======    ====  =======

Sources of Funds

         General. Deposits are the major source of the Registrant's funds for lending and other investment purposes. The Registrant also derives funds from amortization and prepayment of loans, maturities of investment securities and operations and utilizes advances from the FHLB of Atlanta. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Registrant does not have any brokered deposits.

         Deposits. Customer deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including negotiable order of withdrawal accounts ("NOW") (including interest-bearing and noninterest-bearing), passbook and statement savings, money market deposit, term certificate accounts and Individual Retirement Accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. At September 30, 1999, the Registrant had no brokered deposits.

         Certificates of Deposit of $100,000 or More. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1999

                                                   Amount
                                                   ------
Maturity Period                                (In thousands)
---------------
Within three months                                 $ 3,503
Three through six months                              2,447
Six through twelve months                             3,788
Over twelve months                                    4,047
                                                    -------
    Total                                           $13,785
                                                    =======

         Borrowings. While deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes, the Registrant also obtains advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are secured by the Registrant's first mortgage loans. The Registrant, if the need arises, may also access the Federal Reserve Registrant discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

Personnel

         As of September 30, 1999, the Registrant had 43 full-time employees and 3 part-time employee. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         A member of the SAIF pays an annual insurance premium to the FDIC of at least 0.064% of total deposits of that member. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Most members of BIF pay a lower premium to the FDIC.

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

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between he OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statute, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of September 30, 1999, the Bank was in compliance with its QTL requirement.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1999, the Bank's actual liquid asset ratio was 8.5%, which is in excess of current requirements.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property.
---------------------------------

         (a) The Registrant conducts its business through a main office located in Bedford, Virginia and two branch offices. The Registrant also has six freestanding ATM's two of which are located in convenience markets. The Registrant believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

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
                                                              3/89 - Annex

1152 Hendricks Store Road     Land Leased                         8/86
Moneta, VA  24121            Building Owned                       1/87

ATM                           Land Leased                         7/95
Moneta Road                  Building Owned                       8/95
Moneta, VA  24121

ATM                              Owned                            12/78
14915 Forest Road
Forest, VA  24551

ATM
Longwood Avenue                  Owned                            1/85
Bedford, VA  24523

ATM                           Land Leased                         10/99
Blue Ridge Avenue
Bedford, VA  24523


         (b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending  Activities and - Regulation of the Registrant," and "Item
2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Registrant."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Registrant."

         (c)      Description of Real Estate and Operating Data. Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         Neither the Company nor the Registrant are engaged in any legal proceedings of a material nature at the present time. From time to time, the Registrant is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report") is incorporated herein by reference.

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

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned

"Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

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

                  1. The consolidated balance sheets of Bedford Bancshares, Inc. as of September 30, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1999, together with the related notes and the independent auditors' report of BDO Seidman, LLP independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                  3. The  following  exhibits  are  included  in this  Report or incorporated herein by reference:

                           (a)      List of Exhibits:

                                     3(i)   Restated Articles of Incorporation of Bedford Bancshares, Inc. *
                                     3(ii)  Bylaws of Bedford Bancshares, Inc. *
                                     4      Specimen Stock Certificate *
                                    10.1    1994 Stock Option Plan *
                                    10.2    Recognition  and  Retention  Plan  and Trust Agreement *
                                    10.3    Employment  Agreement between the  Registrant and Harold K. Neal *
                                    13      Portions of the 1999  Annual  Report to  Stockholders
                                    21      Subsidiaries of the Registrant (See "Item 1-
                                            Description  of  Business)
                                    23      Consent of BDO Seidman, LLP
                                    27      Financial  Data  Schedule (electronic filing only)




---------------------
* Incorporated by reference to the Registrant's Form 10KSB filed with the SEC on December 9, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 1999.

                                           BEDFORD BANCSHARES, INC.


                                      By:  /s/Harold K. Neal
                                           -------------------------------------
                                           Harold K. Neal, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of December 21, 1999.

By:  /s/Harold K. Neal                                       By: /s/Hugh H. Bond
     --------------------------------------------                ------------------------------------
     Harold K. Neal                                              Hugh H. Bond
     President, Chief Executive                                  Chairman of the Board
     Officer and Director
     (Principal Executive Officer)



By:  /s/James W. Smith                                        By:/s/George N. Cooper
     --------------------------------------------                ------------------------------------
     James W. Smith                                              George N. Cooper
     Vice President, Treasurer and Comptroller                   Director
     (Principal Financial and Accounting Officer)



By:  /s/Macon C. Putney                                       By:/s/Harry W. Garrett, Jr.
     --------------------------------------------                ------------------------------------
     Macon C. Putney                                             Harry W. Garrett, Jr.
     Director                                                    Director



By:  /s/W. Henry Walton, Jr.                                  By:/s/William P. Pickett
     --------------------------------------------                ------------------------------------
     W. Henry Walton, Jr.                                        William P. Pickett
     Director                                                    Director



By:  /s/William T. Powell
     --------------------------------------------
     William T. Powell
     Director