Form 10QSB
period 1999-12-31
BEDFORD BANCSHARES INC
filed 2000-02-10
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

Class: Common Stock, par value $.10 per share
       Outstanding at February 4, 2000: 2,153,050 shares

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


PART I       FINANCIAL INFORMATION                                         PAGE
------       ---------------------                                         ----

     Item 1. Financial Statements

             Consolidated Statements of Financial Condition at
             December 31, 1999 (unaudited) and September 30, 1999             1

             Consolidated Statements of Income for the three months
             ended December 31, 1999 and 1998 (unaudited)                     2

             Consolidated Statements of Comprehensive Income for the three
             months ended December 31, 1999 and 1998 (unaudited)              3

             Consolidated Statements of Cash Flows for the three months ended
             December 31, 1999 and 1998 (unaudited)                           4

             Notes to Unaudited Interim Consolidated Financial Statements     5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        6


PART II      OTHER INFORMATION
-------      -----------------

     Item 1. Legal proceedings                                                11

     Item 2. Changes in Securities                                            11

     Item 3. Defaults upon Senior Securities                                  11

     Item 4. Submission of Matters to a Vote of Security Holders              11

     Item 5. Other Information                                                11

     Item 6. Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                    12

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                                December 31         September 30
                                                                                                    1999                 1999
                                                                                                    ----                 ----
                                                                                                (Unaudited)
                                                                                                         (In Thousands)
Assets
------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,941              $2,744
Investment securities held to maturity (estimated market value of $808 and $810) . . . . . .           809                 810
Marketable equity securities available for sale, at market value . . . . . . . . . . . . . .         4,634               4,628
Investment securities available for sale, at market value . . . . . . . . . . . . . . . . .          5,719               5,830
Investment in Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . . . . . . . .          2,000               1,500
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        155,675             147,689
Foreclosed real estate, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                   -
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,113               1,105
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            996                 924
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            269                 225
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             379                 282
                                                                                                  --------            --------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $176,535            $165,737
                                                                                                  ========            ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $116,448            $114,720
Advances from the Federal Home Loan Bank . . . . . . . . . . . . . . . . . . . . . . . . .          38,000              28,000
Advances from borrowers for taxes and insurance . . . . . . . . . . . . . . . . . . . . .              378                 605
Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              195                 196
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              377               1,150
                                                                                                  --------            --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           155,398             144,671
                                                                                                  --------            --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issues and outstanding, none .            -                   -
Common stock, par value $.10 per share, authorized 2,750,000 shares; issued and outstanding
  2,153,050 and 2,173,050 at December 31, 1999 and September 30, 1999, respectively. . . . .           215                 217
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,420              10,497
Retained earnings, substantially restricted . . . . . . . . . . . . . . . . . . . . . . . .         11,431              11,223
Unrealized losses on securities available for sale . . . . . . . . . . . . . . . . . . . . .          (223)               (151)
Less stock acquired by ESOP and RRP . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (706)               (720)
                                                                                                  --------            --------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,137              21,066
                                                                                                  --------            --------
     Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . .       $176,535            $165,737
                                                                                                  ========            ========

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                            December 31
                                                                                                         1999         1998
                                                                                                         ----         ----
                                                                                                      (Dollars in Thousands,
                                                                                                        Except Per Share Data)
Interest Income:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$2,868        2,610
 U.S. Government Obligations including agencies . . . . . . . . . . . . . . . . . . . . . . . . . . . .    175          304
 Other investments, including overnight deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .    64           68
                                                                                                        ------        -----
  Total interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,107        2,982
                                                                                                        ------        -----
Interest Expense:
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,137        1,135
 Borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . .   476          396
                                                                                                        ------        -----
  Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,613        1,531
                                                                                                        ------        -----
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,494        1,451
Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30           23
                                                                                                        ------        -----
  Net interest income after provision for credit losses . . . . . . . . . . . . . . . . . . . .. . . . . 1,464        1,428
                                                                                                        ------        -----
Noninterest income:
 Service charges and fees on loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   169          158
 Other customer service fees and commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   102           85
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15           27
                                                                                                        ------        -----
  Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   286          270
                                                                                                        ------        -----
Noninterest expense:
 Personnel compensation and benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   503          474
 Occupancy and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    73           80
 Data processing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   102           96
 Federal insurance of accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16           15
 Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32           29
 Professional fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43           63
 Net cost of (gain on) operations of foreclosed real estate . . . . . . . . . . . . . . . .  . . . . . .     -            3
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   117           88
                                                                                                        ------        -----
  Total noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   886          848
                                                                                                        ------        -----
   Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  864          850
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   353          323
                                                                                                        ------        -----
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $511         $527
                                                                                                        ======        =====

  Basic earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $0.24        $0.24
                                                                                                         =====        =====

  Diluted  earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$0.23        $0.23
                                                                                                         =====        =====

See notes to consolidated financial statements.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                            Three Months Ended
                                                               December 31
                                                            1999       1998
                                                       (In Thousands of Dollars)

Net Income . . . . . . . . . . . . . . . . . . . . . . .  . $511       $527
Other comprehensive income, net of tax effect:

  Unrealized losses on securities  available for sale . .. . (72)       (44)
                                                            ----       ----
Comprehensive Income . . . . . . . . . . . . . . . . . .  . $439       $483
                                                            ====       ====

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                    December 31
                                                                                                  1999       1998
                                                                                                -------    --------
                                                                                                 (Dollars in Thousands)
Operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $511        $527
  Adjustments to reconcile net income to net cash provided by (used in) operating activities
    Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30          23
    Provision for depreciation and amortization . . . . . . . . . . . . . . . . . . . .  . .        35          35
    Amortization of investment security premiums and accretion of discounts, net                    (2)         (2)
    (Increase) decrease in deferred income taxes . . . . . . . . . . . . . . . . . . . . . .       (44)        (28)
    Loans originated for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        (852)
    Proceeds from sale of loans originated for sale . . . . . . . . . . . . . . . . . . . . .        -         943
    (Increase) decrease in accrued interest receivable . . . . . . . . . . . . . . . . . . .       (72)        120
    (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . .          (45)        291
    Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . . .          (736)       (126)
                                                                                               -------     -------
      Net cash provided by (used in) operating activities . . . . . . . . . .                     (323)        931
                                                                                               -------     -------
Investing activities:
    Proceeds from the maturities of investments . . . . . . . . . . . . . . . . . . . . . . .      509       2,800
    Purchases of investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . .      (560)     (2,000)
    Net increase in loans to customers . . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,986)     (3,211)
    Principal collected on mortgage-backed securities . . . . . . . . . . . . . . . . . . . .        1           1
    Purchases of premises, equipment and leasehold improvements . . . . . . . . . . . . . . .      (42)         (9)
    Sale (purchase) of FHLB stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (500)          -
    Net (increase) decrease in foreclosed real estate, net . . . . . . . . . . . . . . . . .         -         (83)
                                                                                               -------     -------
      Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . .   (8,578)     (2,502)
                                                                                               -------     -------
Financing activities:
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (179)       (184)
    Net increase (decrease) in customer deposits . . . . . . . . . . . . . . . . . . . . . .     1,727       1,830
Proceeds from (repayments of) advances and other borrowed money . . . . . . . . . . . . . . .   10,000      (1,000)
    Repurchase of stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (224)          -
    Net increase (decrease) in advance payments from borrowers for taxes and insurance . . .      (226)       (225)
                                                                                               -------     -------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .   11,098         421
                                                                                               -------     -------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     2,197      (1,150)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . .     2,744       5,666
                                                                                               -------     -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,941     $ 4,516
                                                                                               =======     =======


See notes to consolidated financial statements.

           Note to Unaudited Interim Consolidated Financial Statements

                                December 31, 1999

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc., Bedford Federal Savings Bank , and CVFS, its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentations have been included. The results of operations for the interim period ended December 31, 1999 is not necessarily indicative of the results which may may be expected for any future period. For futher information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1999.

NOTE 2: EARNINGS PER SHARE
     Earnings per share calculated in accordance with SFAS 128 is as follows:

                                                                 Three Months Ended
                                                                     December 31
                                                                 1999           1998
                                                               --------       --------

Basic Earnings Per Share:
Net Income . . . . . . . . . . . . . . . . . . . . . . .       $511,000       $527,000
                                                               --------       --------
Average Shares Outstanding, Net of
  unallocated ESOP Shares (77,334 and 93,334
  at December 31, 1999 and 1998, respectively.) . . . .       2,090,662      2,204,566
                                                              =========      =========
Basic Earnings Per Share . . . . . . . . . . . . . . . .          $0.24          $0.24
                                                              =========      =========

Diluted Earnings Per Share:
Net Income . . . . . . . . . . . . . . . . . . . . . . .       $511,000       $527,000
                                                              =========      =========
Average Shares Outstanding, Net of
  unallocated ESOP Shares (77,334 and 93,334
  at December 31, 1999 and 1998, respectively.) . . . .       2,090,662      2,204,566
    Dilutive effect of RRP Plan shares . . . . . . . .           10,406         19,704
    Dilutive effect of Stock Options . . . . . . . . .           92,557        106,250
                                                              ---------      ---------
Average Diluted Shares Outstanding . . . . . . . . . .        2,193,625      2,330,520
                                                              =========      =========
Diluted Earnings Per Share . . . . . . . . . . . . . .            $0.23          $0.23
                                                              =========      =========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

           The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", anticipates", "contemplates", "expects", and similar expressions are intended to identify forward- looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, Year 2000 issues, and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION
-------------------

           Consolidated assets totaled $176.5 million at December 31, 1999, an increase of $10.8 million from September 30, 1999. The asset expansion was reflected in growth of the loan portfolio which increased $8.0. million and a $2.2 million rise in cash and cash equivalents. Funding for the asset expansion was provided by a $10.0 million increase in FHLB advances and a $1.7 million rise in deposits.

           At December 31, 1999, nonperforming assets were $1.7 million, or .94% of total assets, compared to $1.1 million, or .66% of total assets at September 30, 1999. During the quarter ended December 31, 1999, five mortgage loans, totaling $102,000, were classified as nonperforming. These loans are secured by residential property with appraised values exceeding the respective loan balances, and as such no material loss is anticipated. In addition, $511,000 of consumer and commercial loans were added to the nonperforming category. These loans are well collateralized and as such no material loss is anticipated. At December 31, 1999, the allowance for credit losses was $832,000, up $28,000 from the level at September 30, 1999.

         At December 31, 1999, accumulated other comprehensive loss increased to $66,000 to a loss of $223,000 from a loss of $152,000 at September 30, 1999. The increase in loss resulted from the fluctuation in market value of our investment in available for sale securities. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period. The decrease in market value of the investment securities available for sale is considered temporary in nature and will not affect our net income until the securities are sold. We plan to hold these securities until maturity or until the market values of these securities increase. Accordingly, we do not expect, though there is no assurance, that the investment in these securities will affect net income in future periods.

         During the first quarter of fiscal 2000, we repurchased 20,000 shares of our common stock in open market transactions. These shares were purchased at an average price of $11.20 per share and will be used for general corporate and other purposes.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended December 31, 1999 decreased $16,000, or 3%, to $511,000 from $527,000 for the comparable 1998 period. Such decrease in net income was primarily caused by our effective tax rates. For the three months ended December 31, 1999, net income before income taxes increased $14,000 to $864,000 from $848,000 for the comparable 1998 period.

         Interest Income. Total interest income was $3.1 million for the three months ended December 31, 1999, compared to $3.0 million earned in the comparable quarter of fiscal 1999. Although the average balance of loans receivable increased $20.7 million from the first quarter of fiscal 1999 to the first quarter of fiscal 2000, a decline of 40 basis points in the yield on the loan portfolio offset the impact of the higher average volume.

         Interest Expense. For the three months ended December 31, 1999, total interest expense was $1.6 million, up 5.4% from the level for the same period of fiscal 1999. The increase was primarily due to the $5.3 million increase in average FHLB advances in the first quarter of fiscal 2000 over the same quarter of fiscal 1999, combined with a 10 basis point rise in the cost of those advances. Although average interest bearing liabilities of $106.7 million for the three months ended December 31, 1999 were up $5.2 million from the average balance for the same quarter of fiscal 1999, the cost of deposits was down 21 basis points which offset the higher volume.

         Net Interest Income. For the three months ended December 31, 1999, net interest income was $1.5 million, up slightly from the net interest income earned in the same period of 1998. For the three months ended December 31, 1999, our interest rate spread and net interest margin decreased to 2.93% and 3.62%, respectively, compared to 2.96% and 3.75%, respectively, for the same period of 1998. The increased use of FHLB advances was the primary reason for the declines, since the average rate paid on advances is higher than the composite rate paid on interest bearing deposits.

         Provision for Credit Losses. The provision for credit losses increased $7,000, to $30,000 for the three months ended December 31, 1999 from $23,000 for the same 1998 period. Although nonperforming assets increased $574,000 from September 30, 1999, management believes the allowance for credit losses is sufficient since these loans are adequately secured. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the levels of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for credit losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for credit losses will not be required in future periods.

         Total Noninterest Income. For the three months ended December 31, 1999, non- interest income increased $16,000, or 5.9%, to $286,000 from $270,000 for the comparable 1998 period. Service charges and fees on loans increased $11,000 and other customer service charges and fees increased $17,000. Such increases were primarily due to the increased volume of loan originations. However, other noninterest income decreased $12,000 for the three months ended December 31, 1999. In the 1998 comparable period, we recognized a gain of $14,000 on the sale of mortgage loans. We had no sales of mortgage loans for the quarter ended December 31, 1999.

         Total Noninterest Expense. Total noninterest expense was $886,000 for the three months ended December 31, 1999, up 4.4% from the level in the comparable quarter of fiscal 1999. Increases of $29,000 in personnel compensation and benefits due to increased staffing and merit increases, and $29,000 in other noninterest expenses due to higher costs associated with transaction accounts, additional ATM expense and increased postage.

         Provision for Income Taxes. The provision for income taxes was $353,000 for the three months ended December 31, 1999, up slightly from the $323,000 provision recorded in the same three months of fiscal 1999. Higher profitability combined with a slight increase in the effective tax rate were the major reasons for the increase.

CAPITAL COMPLIANCE
------------------

The following table presents our compliance with current regulatory capital requirements as of December 31, 1999. (Dollar amounts in thousands).

                                                 December 31, 1999
                                             -------------------------
                                                             Percentage
                                                             of assets
                                                             ---------

GAAP Capital . . . . . . . . . . . . . . . .  $19,344           10.97%
                                              =======           =====

Tangible capital . . . . . . . . . . . . . .  $19,560           11.03%
Tangible capital requirement . . . . . . . .    2,659            1.50
                                              -------           -----
Excess . . . . . . . . . . . . . . . . . . .  $16,901            9.53%
                                              =======           =====

Core capital . . . . . . . . . . . . . . . .  $19,560           11.03%
Core capital requirement . . . . . . . . . .    7,090            4.00
                                              -------           -----
Excess . . . . . . . . . . . . . . . . . . .  $12,470            7.03%
                                              =======           =====

Total risk-based capital (1). . . . . . . .   $20,299           18.53%
Total risk-based capital requirement (1). .     8,764            8.00
                                              -------           -----
Excess . . . . . . . . . . . . . . . . . . .  $11,535           10.53%
                                              =======           =====

--------------------------------------
        (1)  Based on risk-weighted assets of $109,550


         Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control ,such as increased increased interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals, and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, we have used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. We fund our operations internally but also borrow funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of December 31, 1999, such borrowed funds totaled $38.0 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

         We are required under Federal regulations to maintain certain specified levels of "liquid assets," which include certain United States government obligations and other approved investments. Current regulations require us to maintain liquid assets of not less than 4% of net withdrawable accounts plus short-term borrowings. At December 31, 1999, our regulatory liquidity was 10.8%.

         The amount of certificate accounts which are scheduled to mature during the next twelve months ending December 31, 2000, is approximately $44.0 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, excess liquidity, FHLB advances, or other borrowings. It has been our experience that a substantial portion of such maturing deposits remain with us.

         At December 31, 1999, we had loan commitments outstanding of $20.2 million. These commitments are funded primarily from current excess liquidity, deposit inflows, borrowings or loan and investment repayments.

YEAR 2000
---------

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates. We have not been informed of any such problem experienced by our vendors or our customers, nor by any of the municipal agencies that provide service to us.

         Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem. We will continue to monitor our significant vendors of goods and services, and customers with respect to Year 2000 problems they might encounter as those issues may effect our ability to continue operations, or might adversely affect our financial position, results of operations and cash flows. We do not believe at this time that these potential problems will materially impact our ability to continue our operations. However, no assurance can be given that this will be the case.

RECENT DEVELOPMENTS
-------------------

         We recently announced our intent to establish a branch facility in the Poplar Forest Center located in Eastern Bedford County. The branch will be leased at an initial annual cost of $30,000 and will be a full service facility providing our full array of loan and deposit services, and will also include an ATM, drive thru, and night depository. In addition to the lease expense, we estimate that costs incurred in connection with renovating and equipping the building to be approximately $350,000. It is anticipated that the branch will open in the late spring of 2000. We expect noninterest expense to increase in fiscal 2000 due to costs associated with opening and maintaining this additional branch office.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios
                                   (Unaudited)

                                                       For the
                                                   Three Months Ended
                                                       December 31
                                                     1999(1)  1998(1)
                                                       (Unaudited)


Basic earnings per common share  . . . . . . . .      0.24     $0.24
                                                      ====     =====
Diluted earnings per common share  . . . . . . .      0.23     $0.23
                                                      ====     =====
Return on average assets . . . . . . . . . . . .      1.19%     1.32%
Return on average equity . . . . . . . . . . . .      9.63%     9.82%
Interest rate spread . . . . . . . . . . . . . .      2.93%     2.96%
Net interest margin . . . . . . . . . . . . . .       3.62%     3.75%
Noninterest expense to average assets . . . . .       2.07%     2.19%
Net charge-offs to average outstanding loans . .         -         -

                                                          At            At
                                                     December 31    September 30
                                                         1999          1999
                                                         ----          ----
                                                          (Dollars in Thousands)

Nonaccrual and 90 days past due loans . . . . . . . .   $1,663         $1,089
Foreclosed real estate . . . . . . . . . . . . . . .         -              -
               --                                       ------         ------
Total nonperforming assets . . . . . . . . . . . . .    $1,663         $1,089
                                                        ======         ======


Allowance for credit losses to nonperforming assets .    50.07%        73.83%
Nonperforming loans to total loans . . . . . . . . .      1.07%         0.74%
Nonperforming assets to total assets . . . . . . . .      0.94%         0.66%

Book value per share . . . . . . . . . .. . . . . . .     9.82         $9.69
                                                        ======         ======

--------------
(1)     The ratios for the three-month periods are annualized

  PART II - OTHER INFORMATION


Item 1.   Legal Proceeedings
          ------------------

              Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at December 31, 1999. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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



                                             BEDFORD BANCSHARES, INC.


Date: February 10, 2000                  By: /s/ Harold K. Neal
                                             -----------------------------------
                                              Harold K. Neal
                                               President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: February 10, 2000                  By: /s/ James W. Smith
                                             -----------------------------------
                                              James W. Smith
                                             Vice President and Treasurer
                                             (Principal Accounting and
                                             Financial officer)