Form 10QSB
period 2000-03-31
BEDFORD BANCSHARES INC
filed 2000-05-11
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

       Virginia                                                     54-1709924
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  125 West Main Street, Bedford, Virginia 24523
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (540) 586-2590
                                 --------------
              (Registrant's telephone number, including area code)


     Check whether issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 8, 2000: 2,149,270 shares

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

       PART I          FINANCIAL INFORMATION                                                              PAGE
       ------          ---------------------                                                              ----

       Item 1          Financial Statements

                       Consolidated Statements of Financial Condition at March 31, 2000
                       (unaudited) and September 30, 1999                                                   3

                       Consolidated Statements of Income for the three and six months ended
                       March 31, 2000 and 1999 (unaudited)                                                  4

                       Consolidated  Statements of Comprehensive  Income for The
                       three  and six  months  ended  March  31,  2000  and 1999
                       (unaudited)
                                                                                                            5

                       Consolidated Statements of Cash Flows for the six months ended March 31,
                       2000 and 1999 (unaudited)                                                            6

                       Notes to Unaudited Interim Consolidated Financial Statements
                                                                                                            7

       Item 2          Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                        8


       PART II         OTHER INFORMATION

       Item 1          Legal Proceedings                                                                   14

       Item 2          Changes in Securities                                                               14

       Item 3          Defaults upon Senior Securities                                                     14

       Item 4          Submission of Matters to a Vote of Security Holders                                 14

       Item 5          Other Information                                                                   14

       Item 6          Exhibits and Reports on Form 8-K
                                                                                                           14

     SIGNATURES                                                                                            15

                                       2

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                 (Unaudited)
                                                                                   March 31          September 30
                                                                                     2000                1999
                                                                                  ---------          -----------
                                                                                          (In Thousands)
Assets
------
Cash and cash equivalents......................................................      $3,664              $2,744
Investment securities held to maturity (estimated market
value of $801 and $810..........................................................        808                 810
Marketable equity securities available for sale, at market value...............          37               4,628
Investment securities available for sale, at market value......................       5,723               5,830
Investment in Federal Home Loan Bank stock, at cost............................       1,600               1,500
Loans receivable, net..........................................................     163,646             147,689
Foreclosed real estate, net....................................................           0                   0
Property and equipment, net....................................................       1,153               1,105
Accrued interest receivable                                                             994                 924
Deferred income taxes..........................................................         267                 225
Other assets...................................................................         452                 282
                                                                                   --------            --------
    Total assets...............................................................    $178,344            $165,737
                                                                                   ========            ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits.......................................................................    $123,696            $114,720
Advances from the Federal Home Loan Bank.......................................      32,000              28,000
Advances from borrowers for taxes and insurance................................         651                 605
Dividends payable..............................................................         215                 196
Other liabilities..............................................................         234               1,150
                                                                                   --------            --------
    Total liabilities..........................................................     156,796             144,671
                                                                                   --------            --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and                 0                   0
outstanding, none
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued and outstanding 2,149,270 at March 31, 2000 and 2,173,050 at September
30, 1999......................................................................          215                 217
Additional paid in capital.....................................................      10,372              10,497
Retained earnings, substantially restricted....................................      11,752              11,223
Accumulated other comprehensive loss...........................................        (219)               (151)
Less stock acquired by ESOP and RRP............................................        (572)               (720)
                                                                                   --------            --------
    Total stockholders' equity.................................................      21,548              21,066
                                                                                   --------            --------
    Total liabilities and stockholders' equity.................................    $178,344            $165,737
                                                                                   ========            ========

See notes to consolidated financial statements

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                          Three Months Ended                Six Months Ended
                                                                March 31                        March 31
                                                         2000              1999             2000          1999
                                                         ----              ----             -----         ----
                                                              (Dollars in Thousands, Except Per Share Data)

Interest Income:
 Loans..............................................       $3,018         $2,594        $5,886          $5,204
 U.S. Government Obligations
including agencies..................................          128            315           303             619
 Other investments, including overnight
deposits............................................           72             37           136             105
                                                               --             --           ---             ---
    Total interest income...........................        3,218          2,946         6,325           5,928
                                                            -----          -----         -----           -----
Interest Expense:
 Deposits...........................................        1,225          1,093         2,362           2,228
 Borrowed funds.....................................          475            395           951             791
                                                              ---            ---           ---             ---
    Total interest expense..........................        1,700          1,488         3,313           3,019
                                                            -----          -----         -----           -----
    Net interest income.............................        1,518          1,458         3,012           2,909
Provision for credit losses.........................           30             22            60              45
                                                               --             --            --              --
 Net interest income after provision for credit
 losses.............................................        1,488          1,436         2,952           2,864
                                                            -----          -----         -----           -----
Noninterest income:
 Service charges and fees on loans..................          127            153           296             311
 Other customer service fees and
 commissions........................................          105             75           207             160
 Other..............................................           18             30            33              57
                                                               --             --            --              --
    Total noninterest income........................          250            258           536             528
                                                              ---            ---           ---             ---
Noninterest expense:
 Personnel compensation and benefits................          476            454           979             928
 Occupancy and equipment............................           74             75           147             155
 Data Processing....................................          105             94           207             190
 Federal insurance of accounts......................           10             16            26              31
 Advertising........................................           41             31            73              60
 Professional fees..................................           48             64            91             127
 Other..............................................          110            107           227             198
                                                              ---            ---           ---             ---
    Total noninterest expense.......................          864            841         1,750           1,689
                                                              ---            ---         -----           -----
    Income before income taxes......................          874            853         1,738           1,703
 Provision for income taxes.........................          329            323           682             646
                                                              ---            ---           ---             ---
   Net income.......................................         $545           $530        $1,056          $1,057
                                                             ====           ====        ======          ======

Basic earnings per share............................        $0.27          $0.24         $0.51           $0.48
                                                            =====          =====         =====           =====

Diluted earnings per share..........................        $0.26          $0.23         $0.49           $0.46
                                                            =====          =====         =====           =====
See notes to consolidated financial statements

                            BEDFORD BANCSHARES, INC.
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                            Three Months Ended             Six Months Ended
                                                                  March 31                      March 31
                                                             2000          1999            2000          1999
                                                             ----          ----            ----          ----
                                                                (Dollars in Thousands, Except Per Share Data)

Net Income..............................................     $545           $530        $1,056         $1,057

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale...................................        4            (44)          (68)           (88)
                                                               --            ----         ----           ----

Comprehensive income....................................     $549           $486          $988           $969
                                                             ====           ====         ====           ====

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Six Months Ended
                                                                           ------March 31-------
                                                                             2000         1999
                                                                             ----         ----
                                                                           (Dollars in Thousands)
Operating activities:
 Net Income ............................................................   $  1,056    $  1,057
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses .........................................         60          45
   Provision for depreciation and amortization .........................         70          69
   Amortization of investment security premiums and accretion of
   discounts, net ......................................................          2           4
   (Increase) decrease in deferred income taxes ........................        (42)        (55)
   (Gain) loss on sale of loans, investments and foreclosed real estate          --         (21)
   (Increase) decrease in accrued interest receivable ..................        (70)         41
   (Increase) decrease in other assets .................................       (170)         71
   Increase (decrease) in other liabilities ............................       (917)       (435)
                                                                           --------    --------
    Net cash provided by (used in) operating activities ................        (11)        776
                                                                           --------    --------
Investing activities:
   Proceeds from sale of marketable equity securities available for sale      4,664          --
   Proceeds from the maturities of investments .........................        509       6,800
   Purchases of investment securities ..................................       (560)     (7,099)
   Purchase of Federal Home Loan Bank stock ............................       (100)         --
   Net increase in loans to customers ..................................    (16,017)     (3,234)
   Principal collected on mortgage-backed securities ...................          1           1
   Purchases of premises, equipment and leasehold improvements .........       (118)        (12)
                                                                           --------    --------

    Net cash provided by (used in) investing activities ................    (11,621)     (3,544)
                                                                           --------    --------
Financing activities:
   Exercise of stock options ...........................................         --          18
   Allocation of ESOP and RRP shares ...................................        134         201
   Dividends paid ......................................................       (390)       (368)
   Net increase (decrease) in customer deposits ........................      8,976       3,375
   Proceeds from (repayments of) advances and other borrowed money .....      4,000      (1,000)
   Repurchase of stock .................................................       (264)       (272)
   Net increase (decrease) in advance payments from borrower for taxes
   and insurance .......................................................         46         (24)
   Other, net ..........................................................         50          33
                                                                           --------    --------
    Net cash provided by financial activities ..........................     12,552       1,963
                                                                           --------    --------
    Increase (decrease) in cash and cash equivalents ...................        920        (805)
Cash and cash equivalents at beginning of period .......................      2,744       5,666
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $  3,664    $  4,861
                                                                           ========    ========

See notes to consolidated financial statements

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
          Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2000

NOTE 1:  BASIS OF PRESENTATION
------------------------------
         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles  for  complete  financial   statements.
         The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc., Bedford Federal Savings Bank and CVFS its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended March 31, 2000 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1999.

NOTE 2:  EARNINGS PER SHARE
---------------------------

Earnings per share is calculated as follows:

                                                               Three Months Ended             Six Months Ended
                                                                   March 31                       March 31
                                                               2000          1999         2000             1999
                                                               ----          ----         ----             ----
Basic Earnings Per Share:
-------------------------
Net Income............................................       $545,000      $530,000     $1,056,000       $1,057,000
                                                             ========      ========     ==========       ==========
Average Shares Outstanding, Net of
Unallocated ESOP Shares (77,334 and 93,334 at March
31, 2000 and 1999, respectively)......................
                                                            2,072,975     2,193,205      2,081,867        2,198,948
                                                            =========     =========      =========        =========
Basic Earnings Per Share..............................          $0.27         $0.24          $0.51            $0.48
                                                            =========     =========      =========        =========

Diluted Earnings Per Share:
---------------------------
Net Income............................................       $545,000      $530,000     $1,056,000       $1,057,000
                                                             ========      ========     ==========       ==========
Average Shares Outstanding, Net of unallocated ESOP
Shares (77,334 and 93,334
At March 31, 2000 and 1999, respectively).............      2,072,975     2,193,205      2,081,867        2,198,948
  Dilutive effect of RRP Plan shares..................          1,087        21,464          1,245           21,464
  Dilutive effect of Stock Options....................         74,071       103,186         84,122          103,186
                                                            ---------     ---------      ---------        ---------
Average Shares Outstanding............................      2,148,133     2,317,855      2,167,234        2,323,598
                                                            =========     =========      =========        =========
Diluted Earnings Per Share............................          $0.26         $0.23          $0.49            $0.46
                                                            =========     =========      =========        =========

                                       7

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. We undertake no obligation to publicly release the results of any revision to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION
-------------------

         At March 31, 2000, consolidated assets totaled $178.3 million, an increase of $12.6 million from September 30, 1999. The asset expansion was reflected in growth of the loan portfolio which increased $16.0 million. Funding for the loan growth was provided by a $9.0 million rise in deposits, a $4.0 million increase in FHLB advances, and the sale of $4.7 million of marketable equity securities available for sale. During fiscal 2000, the bank has focused on increasing its deposit base by marketing specific deposit products, especially certificates of deposit that pay attractive rates of return and enhance our asset/liability position. At March 31, 2000 certificates of deposit totaled $80.7 million, up 10.6% from the $73.0 million at September 30, 1999.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended March 31, 2000 increased $15,000, or 2.8%, to $545,000 from $530,000 for the comparable 1999 period. The increase in our net income was primarily caused by the rise in net interest income. Net income for the six months ended March 31, 2000 was $1,056,000, relatively unchanged from the $1,057,000 earned in the same six months of 1999.

         Interest Income. Interest income totaled $3.2 million for the three months ended March 31, 2000, a $272,000 increase from $2.9 million for the comparable 1999 period. The increase for the three months ended March 31, 2000 was primarily attributable to an increase of $25.1 million in average loans receivable from the second quarter of fiscal 1999. Partially offsetting the volume increase was a 16 basis point decline in the yield on average loans.

        For the six months ended March 31, 2000, interest income totaled $6.3 million, a $397,000 increase from the $5.9 million for the comparable 1999 period. An increase of $22.9 million in average loans receivable for the six months ended March 31, 2000 compared to the same six months of 1999 was the primary reason for the rise in interest income. Offsetting the increase in interest income for the six months ended March 31, 2000, was a 28 basis point decline in the yield on average loans.

         Interest Expense. Interest expense totaled $1.7 million for the three months ended March 31, 2000, a $212,000 increase from $1.5 million for the comparable 1999 period. The increase was due to a $132,000 increase in interest on deposits, due to a $9.4 million increase in average volume, and a 21 basis point rise in average cost. Additionally, interest on borrowed funds increased $80,000 increase due to the higher volume and cost of FHLB advances.

         For the six months ended March 31, 2000, interest expense totaled $3.3 million, a $294,000 increase from the $3.0 million for the comparable 1999 period. Interest on deposits reflected a $134,000 increase and interest on FHLB advances was up $160,000. The increased interest expense in both categories was due to both increases in average volume and higher average cost of funds paid.

         Net Interest Income. For the three months ended March 31, 2000, net interest income was $1.5 million, up $60,000 from the net interest income earned in the same period of 1999. For the three months ended March 31, 2000, our interest rate spread and net interest margin decreased to 2.83% and 3.56%, respectively, compared to 3.04% and 3.72%, respectively, for the same period of 1999. The decrease was primarily due to the increased cost of interest bearing liabilities.

         Our net interest income was $3.0 million for the six months ended March 31, 2000, up $103,000 from the $2.9 million for the comparable period of fiscal 1999. For the six months ended March 31, 2000, our interest rate spread and net interest margin were 2.86% and 3.59%, respectively, compared to 3.01% and 3.75%, respectively for the same six months of fiscal 1999. A 28 basis point decline in the yield on average loans receivable and a 34 basis point rise in the cost of FHLB advances were the primary reasons for the declines.


         Provision for Credit Losses. The provision for credit losses increased $8,000, to $30,000 for the three months ended March 31, 2000 from $22,000 for the same 1999 period. For the six months ended March 31, 2000, the provision for credit losses was $60,000, compared to $45,000 for the comparable six months of fiscal 1999. Although nonperforming assets increased $496,000 during the second quarter of fiscal 2000 and $1.1 million during the six months ended March 31, 2000, management believes the allowance for credit losses is sufficient since these loans are adequately secured. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the level of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs, The assessment of the adequacy of the allowance for credit losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for credit losses will not be required in future periods.

         Noninterest Income. For the three months ended March 31, 2000. Noninterest income was $250,000, down 3.1% from the $258,000 for the comparable 1999 period. Service charges and fees on loans were down $26,000 to $127,000 for the second quarter of fiscal 2000 from $153,000 for the comparable period of fiscal 1999 due primarily to a lower dollar amount of loans being closed. Other customer service fees and commissions were up 40.0% to $105,000 for the three months ended March 31, 2000 compared to the same three months of 1999 due primarily to the increased number of transaction accounts.

         For the six months ended March 31, 2000, noninterest income was $536,000, up slightly from the $528,000 earned in the six months ended March 31, 1999. A $47,000 increase in other customer service fees and commissions was offset by a lower level of service charges and fees on loans and a decrease in the income derived from the sale of mortgage insurance.

         Noninterest expense. Noninterest expense was $864,000 for the three months ended March 31, 2000, up 2.7% from $841,000 for the comparable 1999 period. Personnel compensation and benefits rose 4.8%, or $22,000, due to an increase in staffing. Data processing expense was up $11,000 due to increased pricing from our primary service provider. Advertising, primarily focused on increasing deposits which rose $7.2 million in the quarter, was up $10,000, or 32.3%, due to increased marketing and an increase in the cost of media advertising. Professional fees were down $16,000, or 25.0%, due to lower legal expenses.

         For the six months ended March 31, 2000, noninterest expense was $1.7 million, up 3.6% from the level for the same period of fiscal 1999. Personnel compensation and benefits were up 5.5% to $979,000 from $928,000 for the six months ended March 31, 1999 due to increased staffing. Data processing expense was $207,000, up 8.9% from the level for the same six months of fiscal 1999 due to increased pricing by our primary service provider. Advertising reflected a 21.7% rise to $73,000 due to increase marketing efforts primarily to attract deposits.

         Provision for Income Taxes. The provision for income taxes was $329,000 for the three months ended March 31, 2000, up slightly from the $323,000 provision recorded in the same three months of fiscal 1999. For the six months ended March 31, 2000, the provision for income taxes was $682,000, up $36,000 from the provision for the comparable period of fiscal 1999. The primary reason for the increase was the higher level of taxable income.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of March 31, 2000. (Dollar amounts in thousands).


                                                             March 31, 2000
                                                             --------------
                                                               Percentage
                                                                of assets
                                                             ---------------

GAAP Capital.........................................  $19,901           11.16%
                                                       =======           ======

Tangible capital.....................................  $20,114           11.26%
Tangible capital requirement.........................    2,674            1.50%
                                                        ------            -----
Excess...............................................  $17,440            9.76%
                                                       =======            =====

Core capital.........................................  $20,114           11.26%
Core capital requirement.............................    7,143            4.00%
                                                         -----            -----
Excess...............................................  $12,971            7.26%
                                                       =======            =====

Total risk-based capital (1).........................  $20,876           18.38%
Total risk-based capital requirement (1).............    9,088            8.00%
                                                         -----            -----
Excess...............................................  $11,788           10.38%
                                                       =======           ======
-----------------------------
(1)  Based on risk-weighted assets of $113,597


           Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as increased interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawal, and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of March 31, 2000, such borrowed funds totaled $32 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         We are required under Federal regulations to maintain certain specified levels of "liquid assets," which include certain United States government obligations and other approved investments. Current regulations require us to maintain liquid assets of not less than 4% of net withdrawable accounts, plus short-term borrowings. At March 31, 2000, our regulatory liquidity was 8.98%.

         The amount of certificate accounts which are scheduled to mature during the next twelve months ending March 31, 2001, is approximately $53.6 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remain with us. We have been very successful in retaining these maturing deposits in fiscal 2000, due to our effective marketing campaign designed to both attract new deposits and retain maturing deposits.

         At March 31, 2000, we had loan commitments outstanding of $22.2 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                              Key Operating Ratios

                                                       Three Months Ended           Six Months Ended
                                                             March 31                   March 31
                                                             --------                   --------
                                                     2000(1)        1999(1)       2000(1)        1999(1)
                                                     -------        -------       -------        -------
                                                                         (Unaudited)


Basic earnings per share .......................      $0.27          $0.24         $0.51          $0.48
Diluted earnings per share......................      $0.26          $0.23         $0.49          $0.46
Return on average assets........................      1.24%          1.32%         1.22%          1.32%
Return on average equity........................     10.17%          9.75%         9.91%          9.78%
Interest rate spread............................      2.79%          3.04%         2.84%          3.01%
Net interest margin.............................      3.56%          3.75%         3.58%          3.75%
Noninterest expense to average assets...........      1.97%          2.10%         2.02%          2.11%
Net charge-offs to average outstanding loans....      0.03%            --%         0.02%            --%


                                                       March 31     September 30
                                                        2000            1999
                                                      -----------   ------------
                                                        (DOLLARS IN THOUSANDS)
                                                       (Unaudited)
Nonaccrual loans......................................   $2,158       $1,089
Foreclosed real estate................................       --           --
                                                         ------       ------
Total nonperforming assets............................   $2,158       $1,089
                                                         ======       ======


Allowance for credit losses to nonperforming assets...   39.49%       73.83%
Nonperforming loans to total loans....................    1.32%        0.74%
Nonperforming assets to total assets..................    1.21%        0.66%


Book value per share .................................   $10.03        $9.69
                                                         ======        =====
------------------------
(1)  The ratios for the three- and six-month periods are annualized.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1. Legal Proceedings
        -----------------
          Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at March 31, 2000. From time to time, the Corporation is a part to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2. Changes in Securities
        ---------------------
          Not applicable.

Item 3. Defaults upon Senior Securities
        -------------------------------
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security  Holders
         ----------------------------------------------------
          The annual meeting of shareholders of the Corporation was held on January 26, 2000 and the following items were acted upon:

               Election of Directors Harry W. Garrett, Jr., and Harold K. Neal for terms of three years ending in 2003. All were elected as indicated below:

                                          Votes             Votes
                                           For             Withheld
                                           ---             --------

George  N.  Cooper                      1,832,858           7,870
William  P.  Pickett                    1,832,758           7,970
W. Henry Walton, Jr.                    1,832,458           8,270

               Ratification of the appointment of BDO Seidman, LLP, as the Corporation's auditors for the 2000 fiscal year. BDO SEIDMAN, LLP, was ratified as follows:

                                         Votes        Votes
                                          For        Against     Abstain
                                          ---        -------     -------
                                        1,816,636     13,797      10,295

Item 5. Other Information
        -----------------
          Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)     Exhibit
                Exhibit 27: Financial Data Schedule (electronic filing only)

        (b)     Reports on Form 8-K
                Not applicable.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BEDFORD BANCSHARES, INC.

Date:    May 11, 2000               By:      /s/ Harold K. Neal
                                             ------------------
                                             Harold K. Neal
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date:    May 11, 2000               By:      /s/ James W. Smith
                                             ------------------
                                             James W. Smith
                                             Vice President and Treasurer
                                             (Principal Accounting and
                                                Financial Officer)