Form 10QSB
period 2000-06-30
BEDFORD BANCSHARES INC
filed 2000-08-09
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    --------------

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

    Virginia                                                   54-1709924
-------------------------------                            -------------------
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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 8, 2000: 2,149,270 shares

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

       PART I          FINANCIAL INFORMATION                                                              PAGE
       ------          ---------------------                                                              ----
       Item 1          Financial Statements

                       Consolidated Statements of Financial Condition at June 30, 2000
                       (unaudited) and September 30, 1999                                                   3

                       Consolidated Statements of Income for the three and nine months ended
                       June 30, 2000 and 1999 (unaudited)                                                   4

                       Consolidated  Statements of Comprehensive  Income for The
                       three  and  nine  months  ended  June  30,  2000 and 1999
                       (unaudited)                                                                          5

                       Consolidated Statements of Cash Flows for the nine months ended June 30,
                       2000 and 1999 (unaudited)                                                            6

                       Notes to Unaudited Interim Consolidated Financial Statements                         7

       Item 2          Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                        8


       PART II         OTHER INFORMATION
       -------         -----------------

       Item 1          Legal Proceedings                                                                   14

       Item 2          Changes in Securities                                                               14

       Item 3          Defaults upon Senior Securities                                                     14

       Item 4          Submission of Matters to a Vote of Security Holders                                 14

       Item 5          Other Information                                                                   14

       Item 6          Exhibits and Reports on Form 8-K                                                    14

     SIGNATURES                                                                                            15

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                      (Unaudited)
                                                                                        June 30          September 30
                                                                                          2000                1999
                                                                                          ----                ----

                                                                                              (In Thousands)
Assets
------
Cash and cash equivalents.......................................................          $5,293              $2,744
Investment securities held to maturity (estimated market value of $801 and $810              808                 810
Marketable equity securities available for sale, at market value...............               28               4,628
Investment securities available for sale, at market value......................            6,717               5,830
Investment in Federal Home Loan Bank stock, at cost............................            1,900               1,500
Loans receivable, net..........................................................          168,284             147,689
Foreclosed real estate, net....................................................              314                   0
Property and equipment, net....................................................            1,196               1,105
Accrued interest receivable                                                                1,111                 924
Deferred income taxes..........................................................              311                 225
Other assets...................................................................              346                 282
                                                                                        --------            --------
    Total assets...............................................................         $186,308            $165,737
                                                                                        ========            ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits.......................................................................         $125,324            $114,720
Advances from the Federal Home Loan Bank.......................................           38,000              28,000
Advances from borrowers for taxes and insurance................................              452                 605
Dividends payable..............................................................              215                 196
Other liabilities..............................................................              268               1,150
                                                                                        --------            --------
    Total liabilities..........................................................          164,259             144,671
                                                                                        --------            --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and
outstanding, none                                                                              0                   0
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued
and outstanding 2,149,270 at June 30, 2000 and 2,173,050 at September 30, 1999.              215                 217
Additional paid in capital.....................................................           10,410              10,497
Retained earnings, substantially restricted....................................           12,156              11,223
Accumulated other comprehensive loss...........................................             (188)               (151)
Less stock acquired by ESOP and RRP............................................             (544)               (720)
                                                                                        --------            --------
    Total stockholders' equity.................................................           22,049              21,066
                                                                                        --------            --------
    Total liabilities and stockholders' equity.................................         $186,308            $165,737
                                                                                        ========            ========

See notes to consolidated financial statements

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                             Three Months Ended           Nine Months Ended
                                                                   June 30                       June 30
                                                             2000           1999         2000             1999
                                                             ----           ----         -----            ----
                                                              (Dollars in Thousands, Except Per Share Data)
Interest Income:
 Loans..............................................       $3,237         $2,622        $9,123          $7,826
 U.S. Government Obligations including agencies.....          122            290           425             909
 Other investments, including overnight deposits....           71             49           207             154
                                                           ------         ------        ------          ------
    Total interest income...........................        3,430          2,961         9,755           8,889
                                                           ------         ------        ------          ------
Interest Expense:
 Deposits...........................................        1,304          1,098         3,666           3,326
 Borrowed funds.....................................          524            396         1,475           1,187
                                                           ------         ------        ------          ------
    Total interest expense..........................        1,828          1,494         5,141           4,513
                                                           ------         ------        ------          ------
    Net interest income.............................        1,602          1,467         4,614           4,376
Provision for credit losses.........................           30             22            90              67
                                                           ------         ------        ------          ------
 Net interest income after provision for credit
 losses.............................................        1,572          1,445         4,524           4,309
                                                           ------         ------        ------          ------
Noninterest income:
 Service charges and fees on loans..................          149            142           445             453
 Other customer service fees and
 commissions........................................           90             83           297             243
 Other..............................................           14             16            47              73
                                                           ------         ------        ------          ------
    Total noninterest income........................          253            241           789             769
                                                           ------         ------        ------          ------
Noninterest expense:
 Personnel compensation and benefits................          465            462         1,444           1,390
 Occupancy and equipment............................           79             79           226             234
 Data Processing....................................          112            101           319             291
 Federal insurance of accounts......................            6             16            32              47
 Advertising........................................           31             26           104              86
 Professional fees..................................           33             41           124             168
 Other..............................................          100             84           327             282
                                                           ------         ------        ------          ------
    Total noninterest expense.......................          826            809         2,576           2,498
                                                           ------         ------        ------          ------
    Income before income taxes......................          999            877         2,737           2,580
 Provision for income taxes.........................          381            333         1,063             979
                                                           ------         ------        ------          ------
   Net income.......................................       $  618         $  544        $1,674          $1,601
                                                           ======         ======        ======          ======

Basic earnings per share............................        $0.30          $0.25         $0.81           $0.73
                                                            =====          =====         =====           =====

Diluted earnings per share..........................        $0.29          $0.24         $0.78           $0.69
                                                            =====          =====         =====           =====

See notes to consolidated financial statements

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                              Three Months Ended         Nine Months Ended
                                                                   June 30                     June 30
                                                             2000           1999         2000           1999
                                                             ----           ----         ----           ----
                 .                                           (Dollars in Thousands, Except Per Share Data)

Net Income..............................................     $618           $544        $1,674         $1,601

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale...................................      30            (98)          (37)          (186)
                                                             ----           ----        ------         ------

Comprehensive income....................................    $648            $446        $1,637         $1,415
                                                            ====            ====        ======         ======

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                           ------June 30-------
                                                                              2000        1999
                                                                             ------      ------
                                                                          (Dollars in Thousands)
Operating activities:
 Net Income ............................................................   $  1,674    $  1,601
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses .........................................         90          67
   Provision for depreciation and amortization .........................        107         102
   Amortization of investment security premiums and accretion of
   discounts, net ......................................................          3           6
   (Increase) decrease in deferred income taxes ........................        (86)       (114)
   (Gain) loss on sale of loans, investments and foreclosed real estate          --         (21)
   (Increase) decrease in accrued interest receivable ..................       (187)         83
   (Increase) decrease in other assets .................................        (64)        170
   Increase (decrease) in other liabilities ............................       (882)       (327)
                                                                           --------    --------
    Net cash provided by (used in) operating activities ................        655       1,567
                                                                           --------    --------
Investing activities:
   Proceeds from sale of marketable equity securities available for sale      4,664          --
   Proceeds from the maturities of investments .........................        509      13,555
   Purchases of investment securities ..................................     (1,500)     (8,975)
   Purchase  of Federal Home Loan Bank stock ...........................       (400)        (50)
   Net increase in loans to customers ..................................    (20,595)     (9,172)
   Principal collected on mortgage-backed securities ...................          2           3
   Purchases of premises, equipment and leasehold improvements .........       (198)        (39)
   Purchase of foreclosed property, net ................................       (313)         --
                                                                           --------    --------
    Net cash provided by (used in) investing activities ................    (17,831)     (4,678)
                                                                           --------    --------
Financing activities:
   Exercise of stock options ...........................................         --          18
   Allocation of ESOP and RRP shares ...................................        134         201
   Dividends paid ......................................................       (605)       (573)
   Net increase (decrease) in customer deposits ........................     10,604       6,093
   Proceeds from (repayments of) advances and other borrowed money .....     10,000      (1,000)
   Repurchase of stock .................................................       (264)       (842)
   Net increase (decrease) in advance payments from borrower for taxes
   and insurance .......................................................       (153)       (148)
   Other, net ..........................................................          9          51
                                                                           --------    --------
    Net cash provided by financial activities ..........................     19,725       3,800
                                                                           --------    --------
    Increase (decrease) in cash and cash equivalents ...................      2,549         689
Cash and cash equivalents at beginning of period .......................      2,744       5,666
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $  5,293    $  6,355
                                                                           ========    ========

See notes to consolidated financial statements

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
          Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2000

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended June 30, 2000 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 1999.

NOTE 2:  EARNINGS PER SHARE
---------------------------

Earnings per share is calculated as follows:

                                                         Three Months Ended        Nine Months Ended
                                                              June 30                  June 30
                                                         2000         1999         2000         1999
                                                      ----------   ----------   ----------   ----------
Basic Earnings Per Share:
Net Income ........................................   $  618,000   $  544,000   $1,674,000   $1,601,000
                                                      ==========   ==========   ==========   ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (77,334 and 93,334 at June
30, 2000 and 1999, respectively) ..................    2,071,937    2,164,391    2,078,569    2,187,429
                                                      ==========   ==========   ==========   ==========
Basic Earnings Per Share ..........................   $     0.30   $     0.25   $     0.81   $     0.73
                                                      ==========   ==========   ==========   ==========

Diluted Earnings Per Share;
Net Income ........................................   $  618,000   $  544,000   $1,674,000   $1,601,000
                                                      ==========   ==========   ==========   ==========
Average Shares Outstanding, Net of unallocated ESOP
Shares (77,334 and 93,334
at June 30, 2000 and 1999, respectively) ..........    2,071,937    2,164,391    2,078,569    2,187,429
  Dilutive effect of RRP Plan shares ..............          793       23,412        1,117       23,383
  Dilutive effect of Stock Options ................       55,378      103,107       59,167      102,870
                                                      ----------   ----------   ----------   ----------
Average Shares Outstanding ........................    2,128,108    2,290,910    2,138,853    2,313,682
                                                      ==========   ==========   ==========   ==========
Diluted Earnings Per Share ........................   $     0.29   $     0.24   $     0.78   $     0.69
                                                      ==========   ==========   ==========   ==========

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

FINANCIAL CONDITION

     At June 30, 2000, consolidated assets totaled $186.3 million, an increase of $20.6 million from September 30, 1999. The asset expansion was reflected in growth of the loan portfolio which increased $20.6 million. Funding for the loan growth was provided by a $10.6 million rise in deposits, a $10.0 million increase in FHLB advances, and the sale of $4.6 million of marketable equity securities available for sale. During fiscal 2000, we have focused on increasing our deposit base by marketing specific deposit products, especially certificates of deposit that pay attractive rates of return and enhance our asset/liability position. At June 30, 2000 certificates of deposit totaled $82.4 million, up 12.9% from the $73.0 million at September 30, 1999.


RESULTS OF OPERATIONS

         General. Net income for the three months ended June 30, 2000 increased $74,000, or 13.6%, to $618,000 from $544,000 for the comparable 1999 period. The increase in our net income was primarily caused by the rise in net interest income. Net income for the nine months ended June 30, 2000 was $1,674,000, up 4.6% from the $1,601,000 earned in the same nine months of 1999.

         Interest Income. Interest income totaled $3.4 million for the three months ended June 30, 2000, a $469,000 increase from $3.0 million for the comparable 1999 period. The increase for the three months ended June 30, 2000 was primarily attributable to an increase of $29.3 million in average loans receivable from the third quarter of fiscal 1999, combined with a 14 basis point improvement in the yield on average loans. The improvement in yield is primarily the result of the recognition of interest income on a loan that had been classified as nonaccrual but was reclassified current during the three months ended June 30, 2000.

         For the nine months ended June 30, 2000, interest income totaled $9.8 million, an $866,000 increase from the $8.9 million for the comparable 1999 period. An increase of $25.1 million in average loans receivable for the nine months ended June 30, 2000 compared to the same nine months of 1999 was the primary reason for the rise in interest income. Offsetting the increase in interest income for the nine months ended June 30, 2000, was a 14 basis point decline in the yield on average loans.

         Interest Expense. Interest expense totaled $1.8 million for the three months ended June 30, 2000, a $334,000 increase from $1.5 million for the comparable 1999 period. The increase was due to a $206,000 increase in interest on deposits, due to a $9.7 million increase in average volume, and a 36 basis point rise in average cost. Additionally, interest on borrowed funds increased $128,000 increase due to the higher volume and cost of FHLB advances.

         For the nine months ended June 30, 2000, interest expense totaled $5.1 million, a $628,000 increase from the $4.5 million for the comparable 1999 period. Interest on deposits reflected a $340,000 increase and interest on FHLB advances was up $288,000. The increased interest expense in both categories was due to both increases in average volume and higher average cost of funds paid.

         Net Interest Income. For the three months ended June 30, 2000, net interest income was $1.6 million, up $135,000 from the net interest income earned in the same period of 1999. For the three months ended June 30, 2000, our interest rate spread and net interest margin decreased to 2.85% and 3.63%, respectively, compared to 2.96% and 3.70%, respectively, for the same period of 1999. The decrease was primarily due to the increased cost of interest bearing liabilities.

         Our net interest income was $4.6 million for the nine months ended June 30, 2000, up $238,000 from the $4.4 million for the comparable period of fiscal 1999. For the nine months ended June 30, 2000, our interest rate spread and net interest margin were 2.87% and 3.60%, respectively, compared to 2.99% and 3.73%, respectively for the same nine months of fiscal 1999. A 14 basis point decline in the yield on average loans receivable and a 34 basis point rise in the cost of FHLB advances were the primary reasons for the declines.

         Provision for Credit Losses. The provision for credit losses increased $8,000, to $30,000 for the three months ended June 30, 2000 from $22,000 for the same 1999 period. For the nine months ended June 30, 2000, the provision for credit losses was $90,000, compared to $67,000 for the comparable nine months of fiscal 1999. Although nonperforming assets increased $616 thousand during the nine months ended June 30, 2000, they were down $453 thousand for the three months ended June 30, 2000. These loans are adequately secured and as a result management believes the allowance for credit losses is sufficient. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the level of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs, The assessment of the adequacy of the allowance for credit losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for credit losses will not be required in future periods.

         Noninterest Income. For the three months ended June 30, 2000, noninterest income was $253,000, up 5.0% from the $241,000 for the comparable 1999 period. Service charges and fees on loans were up $7,000 to $149,000 for the third quarter of fiscal 2000 from $142,000 for the comparable period of fiscal 1999. Other customer service fees and commissions were up 8.4% to $90,000 for the three months ended June 30, 2000 compared to the same three months of 1999 due primarily to the increased number of transaction accounts.

         For the nine months ended June 30, 2000, noninterest income was $789,000, up slightly from the $769,000 earned in the nine months ended June 30, 1999. A $54,000 increase in other customer service fees and commissions was offset by a decrease $27,000 decline in the income derived from the presale of mortgage loans.

         Noninterest expense. Noninterest expense was $826,000 for the three months ended June 30, 2000, up 2.1% from $809,000 for the comparable 1999 period. Data processing expense was up $11,000 due to increased pricing from our primary service provider. Advertising, primarily focused on increasing deposits, was up $5,000, or 19.2%, due to increased marketing and an increase in the cost of media advertising. For the three months ended June 30, 2000 there were no Y2K expenses, compared to expenses of $10,000 in the comparable quarter of 1999.

         For the nine months ended June 30, 2000, noninterest expense was $2.6 million, up 3.1% from the level for the same period of fiscal 1999. Personnel compensation and benefits were up 3.9% to $1.4 million due to increased staffing. Data processing expense was $319,000, up 9.6% from the level for the same nine months of fiscal 1999 due to increased pricing by our primary service provider. Advertising reflected a 20.9% rise to $104,000 due to increase marketing efforts primarily to attract deposits. Professional fees were down 26.2% to $124,000 from $168,000 for the same nine months of fiscal 1999 due to lower legal expenses and a reduction of $7,000 in outside services, due primarily to consulting expenses incurred in fiscal 1999.

         Provision for Income Taxes. The provision for income taxes was $381,000 for the three months ended June 30, 2000, up 14.4% from the $333,000 provision recorded in the same three months of fiscal 1999. For the nine months ended June 30, 2000, the provision for income taxes was $1.1 million, up $84,000 from the provision for the comparable period of fiscal 1999. The primary reason for the increases was the higher level of taxable income.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of June 30, 2000. (Dollar amounts in thousands).


                                                         June 30, 2000
                                                        ----------------
                                                                   Percentage
                                                                   of assets
                                                                   ------------

GAAP Capital................................        $20,558           11.16%
                                                    =======           =====

Tangible capital..........................          $20,734           11.26%
Tangible capital requirement..............           $2,798            1.50%
                                                     ------           -----
Excess....................................          $17,936            9.76%
                                                    =======           =====

Core capital..............................          $20,734           11.26%
Core capital requirement..................            7,462            4.00%
                                                      -----           -----
Excess....................................          $13,272            7.26%
                                                    =======           =====

Total risk-based capital (1)..............          $21,452           18.38%
Total risk-based capital requirement (1)..            9,300            8.00%
                                                      -----           -----
Excess....................................          $12,152           10.38%
                                                    =======           =====
-----------------------------
(1)      Based on risk-weighted assets of $116,246


     Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as increased interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

     Our liquidity is a measure of our ability to fund loans, pay deposit withdrawal, and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of June 30, 2000, such borrowed funds totaled $38 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

     We are required under Federal regulations to maintain certain specified levels of "liquid assets," which include certain United States government obligations and other approved investments. Current regulations require us to maintain liquid assets of not less than 4% of net withdrawable accounts, plus short-term borrowings. At June 30, 2000, our regulatory liquidity was 10.81%.

     The amount of certificate accounts which are scheduled to mature during the next twelve months ending June 30, 2001, is approximately $53.5 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remain with us. We have been very successful in retaining these maturing deposits in fiscal 2000, due to our effective marketing campaign designed to both attract new deposits and retain maturing deposits.

     At June 30, 2000, we had loan commitments outstanding of $20.8million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                    BEDFORD BANCSHARES, INC. AND SUBSIDIARIES
                              Key Operating Ratios

                                                            Three Months Ended          Nine Months Ended
                                                                  June 30                     June 30
                                                           ---------------------      -----------------------
                                                           2000(1)       1999(1)      2000(1)         1999(1)
                                                           -------       -------      -------         -------
                                                                                         (Unaudited)


Basic earnings per share .......................           $0.30          $0.25         $0.81          $0.73
Diluted earnings per share......................           $0.29          $0.24         $0.78          $0.70
Return on average assets........................            1.35%          1.31%         1.27%          1.32%
Return on average equity........................           11.34%          9.88%        10.40%          9.81%
Interest rate spread............................            2.85%          3.96%         2.87%          2.99%
Net interest margin.............................            3.63%          3.70%         3.60%          3.73%
Noninterest expense to average assets...........            1.81%          2.10%         1.95%          2.11%
Net charge-offs to average outstanding loans....
                                                            0.04%            --%         0.05%            --%


                                                                                    June 30       September 30
                                                                                      2000            1999
                                                                                  -----------    ---------------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                                  (Unaudited)
Nonaccrual loans..........................................................           $1,391           $1,089
Foreclosed real estate....................................................              314               --
                                                                                     ------           ------
Total nonperforming assets................................................           $1,705           $1,089
                                                                                     ======           ======


Allowance for credit losses to nonperforming assets.......................           48.22%           73.83%
Nonperforming loans to total loans........................................             .83%            0.74%
Nonperforming assets to total assets......................................             .91%            0.66%


Book value per share .....................................................          $10.26             $9.69
                                                                                    ======             =====


------------------------
(1)      The ratios for the three- and nine-month periods are annualized.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.           Legal Proceedings
                  -----------------
                    Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at June 30, 2000. From time to time, the Corporation is a part to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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



                                      BEDFORD BANCSHARES, INC.

Date:    August 9, 2000               By:      /s/Harold K. Neal
                                               ---------------------------------
                                               Harold K. Neal
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:    August 9, 2000               By:      /s/James W. Smith
                                               ---------------------------------
                                               James W. Smith
                                               Vice President and Treasurer
                                               (Principal Accounting and
                                                  Financial Officer)