Form 10KSB40
period 2000-09-30
BEDFORD BANCSHARES INC
filed 2000-12-15
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2000, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to _______________.

Commission File Number:  0-24330

                            Bedford Bancshares, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Virginia                                                        54-1709924
---------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

125 West Main Street, Bedford, Virginia                             24523
--------------------------------------------------              ----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:              (540) 586-2590
                                                                 ---------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $14,408,000.

         As of December 5, 2000, there were issued and outstanding 1,993,292 shares of the registrant's Common Stock.

         The registrant's voting stock is traded over-the-counter under the symbol "BFSB." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as reported by the Nasdaq National Market on December 5, 2000, was $14,000,001.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000. (Part II)
     2. Portions of Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year Ended September 30, 2000. (Part III)

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

Item 1.  Business
-----------------

General

         The Company is the holding company for Bedford Federal Savings Bank (the "Bank") and as a unitary savings and loan holding company is generally not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing related investments. The Company conducts no significant business or operations other than holding all of the outstanding stock of the Bank. As a result references to the Registrant or Company generally refer to the Bank unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Bedford, Virginia and is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). Bedford Federal is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks in the FHLB System.

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

Lending Activities

Analysis of Portfolio. The following table sets forth the composition of the Registrant's loan portfolio by type of loan and in percent of the respective portfolios at the dates indicated.

                                                               September 30,
                                     -------------------------------------------------------------------
                                                  2000                             1999
                                     ---------------------------------   -------------------------------
                                                          Percent of                        Percent of
                                            Amount          Total            Amount           Total
                                            ------          -----            ------           -----
                                                          (Dollars in Thousands)
Real estate:
Residential:
  One- to four-family................      $112,411           62.74%         $ 97,212           62.19%
  Multi-family.......................         3,083            1.72             2,405            1.54
Commercial...........................         7,891            4.40             7,623            4.88
Construction.........................        19,844           11.08            18,232           11.66
Land.................................         5,755            3.21             5,254            3.36
Consumer and commercial business.....        30,183           16.85            25,595           16.37
                                            -------           -----          --------          ------
      Total loans....................       179,167          100.00%          156,321          100.00%
                                                             ======                            ======

Less:
  Loans-in-process...................         8,438                             7,556
  Allowance for credit losses........           850                               804
  Unearned discounts, premium,
    deferred loan fees, net..........           287                               272
                                          ---------                         ---------
      Total loans, net...............      $169,592                          $147,689
                                            =======                           =======

Loan Maturity Tables

The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $54.3 million for the year ended September 30, 2000. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.

                                                               Due after
                                                 Due within    1 through       Due after
                                                   1 year       5 years         5 years        Total
                                                   ------       -------         -------        -----
                                                                    (In Thousands)
One- to four-family residential real estate.....   $    69      $ 1,896        $110,446      $112,411
Multi-family residential real estate............         -           47           3,036         3,083
Commercial real estate..........................        22          401           7,468         7,891
Construction, net of loans in process...........    10,198          730             478        11,406
Land............................................         3          674           5,078         5,755
Consumer and commercial business................     3,526       12,989          13,668        30,183
                                                    ------       ------         -------       -------
Total                                              $13,818      $16,737        $140,174      $170,729
                                                    ======       ======         =======       =======

         The following table sets forth the dollar amount at September 30, 2000 of all loans due after September 30, 2001, which have fixed interest rates and floating or adjustable interest rates.


                                                   Floating or
                               Fixed Rates       Adjustable Rates          Total
                               -----------       ----------------          -----
Real estate loans:                                (In Thousands)
   One- to four-family......    $21,212               $ 91,130          $112,342
   Multi-family.............        108                  2,975             3,083
   Commercial real estate...      1,701                  6,168             7,869
   Construction.............        786                    422             1,208
   Land.....................      4,122                  1,630             5,752
Consumer and commercial
  business..................     20,312                  6,345            26,657
                                 ------                -------           -------
  Total.....................    $48,241               $108,670          $156,911
                                 ======                =======           =======


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

         Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. The Registrant's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Registrant may be compelled to advance additional funds to complete construction. Furthermore, if the estimate of value proves to be inaccurate, the Registrant may be confronted at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment.

         Multi-Family and Commercial Real Estate Loans. The Registrant offers multi-family and commercial real estate loans, however, this type of lending represents a small portion of the Registrant's lending activities. Commercial real estate loans consist of permanent loans secured by small office buildings, churches, shopping centers and other non-residential buildings on real estate located in the west- central Virginia area. Substantially all of the properties securing the Registrant's commercial and multi- family real estate loans are inspected by the Registrant's lending personnel before the loan is made. The Registrant also obtains appraisals on each property.

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

         Loan Commitments. The Registrant issues written, formal commitments as to interest rate to prospective borrowers on all real estate loans at the date of application. The interest rate commitment is good for 60 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the 60 day period to close the loan at the interest rate committed. At September 30, 2000, the Registrant had $1.2 million of commitments to originate mortgage loans, $7.0 million in unfunded home equity loans and $3.7 in unfunded commercial lines of credit.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national registrants, which under current regulations limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is greater. Under such regulations, the Registrant's maximum loan-to-one borrower limit was approximately $5.0 million as of September 30, 2000.

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

                                                             At September 30,
                                                          ----------------------
                                                            2000           1999
                                                          -----------  --------
                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family residential real estate.........      $517         $  211
  Land................................................       336            839
  Consumer and commercial business loans..............       107             39
                                                            ----         ------
Total non-accrual loans...............................      $960         $1,089
                                                            ====          =====
Real estate owned.....................................      $  -         $    -
                                                            ====         ======
Total non-performing assets...........................      $960         $1,089
                                                            ====         ======
Total non-accrual loans to total loans................       .56%           .73%
                                                            ====         ======

         Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial for the year ended September 30, 2000.

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

         The following table sets forth the Registrant's classified assets in accordance with its classification.


                                   At September 30, 2000
                                   ---------------------
                                      (In Thousands)

Special Mention                           $294
Substandard                                666
Doubtful                                     -
Loss                                         -
                                          ----
                                          $960
                                          ====

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

         The following table sets forth the Registrant's allowance for credit losses, allowance for losses on foreclosed real estate and related ratios.


                                                        At or For the Year Ended
                                                             September 30,
                                                           2000           1999
                                                           ----           ----
                                                          (Dollars in thousands)

Allowance balance (at beginning of period)........         $804           $764
                                                           ----           ----
 Charge-offs:
   One- to four-family............................            -              -
   Multi-family...................................            -              -
   Commercial real estate.........................            -              -
   Construction and land..........................            -              -
   Consumer and commercial business...............          140             58
                                                           ----           ----
     Total charge-offs............................         (140)           (58)
  Recoveries......................................           66              8
  Provision.......................................          120             90
                                                           ----           ----
Allowance balance (at end of period)..............         $850           $804
                                                           ====           ====

Ratios of net charge-offs during the period
  to average loans outstanding during the
  period..........................................          .05%           .04%
                                                            ===            ===
Ratio of allowance for credit losses to total
  loans at the end of the period..................          .50%           .54%
                                                            ===            ===
Ratio of allowance for credit losses to non-
  performing assets at the end of the
  period..........................................           89%            74%
                                                            ===            ===

         Analyses of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                            At September 30,
                                                    ------------------------------------------------------
                                                             2000                            1999
                                                    --------------------------    ------------------------
                                                                  Percent of                 Percent of
                                                                Loans in Each               Loans in Each
                                                                 Category to                 Category to
                                                     Amount      Total Loans      Amount     Total Loans
                                                     ------      -----------      ------     -----------
                                                                     (Dollars in Thousands)
One- to four-family.............................     $304            62.7%        $294          62.2%
Multi-family....................................       10             1.7           10           1.5
Commercial real estate..........................       90             4.4           90           4.9
Construction....................................       70            11.1           75          11.7
Land............................................       45             3.2           50           3.3
Consumer and commercial
 business.......................................      331            16.9          285          16.4
                                                     ----           -----         ----         -----
  Total.........................................     $850           100.0%        $804         100.0%
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

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity", "available for sale" or "trading." As of September 30, 2000, the Company had securities classified as "held to maturity", including FHLB stock, and "available for sale" in the amount of $2,407,000 and $6,905,000, respectively. At September 30, 2000, the Company had no securities classified as "trading."
Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2000, the Company had securities available for sale with an amortized cost of $7,102,000 and market value of $6,905,000 (unrealized loss of $197,000). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

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

         Securities Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated:

                                                               At September 30,
                                                          -------------------------
                                                             2000           1999
                                                          ------------  -----------
                                                                (In thousands)
Investment securities and mortgage backed securities:
  Held to maturity:
    Mortgage backed securities..........................      $    7        $    10
    FHLB stock..........................................       1,900          1,500
    U.S. Government and agency obligations..............         500            800
                                                              ------         ------
      Total held to maturity............................       2,407          2,310
                                                               -----          -----
Available for sale:
    U.S. Government and agency obligations..............       6,802          5,830
    Marketable equity securities and other..............         103          4,628
                                                              ------         ------
      Total available for sale..........................       6,905         10,458
                                                               -----         ------
      Total ............................................      $9,312        $12,768
                                                               =====         ======

         Investment Yields and Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Registrant's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities as of September 30, 2000.

                          One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years Total Investment Securities
                         ------------------ ------------------ -----------------  ------------------- ---------------------------
                                   Weighted           Weighted          Weighted            Weighted                   Weighted
                         Carrying   Average Carrying  Average  Carrying  Average  Carrying   Average  Carrying  Average  Market
                          Value      Yield   Value     Yield     Value    Yield     Value     Yield    Value     Yield   Value
                         -------     -----  -------   -------   -------  -------   -------   -------  -------   ------- ------
                                                                                       (Dollars in thousands)
Held to maturity:
    Mortgage-backed
      securities........        7    8.31%     --        --          --       --        --         --       7     8.31%       7
    FHLB stock..........    1,900    7.75%     --        --          --       --        --         --   1,900     7.75%   1,900
    U.S. government
      and agency
      obligations.......      500    7.25%     --        --          --       --        --         --     500     7.25%     499
Available for sale:
    U.S. Government
      and agency
      obligations ......    6,307    6.66%    495      6.53%         --       --        --         --   6,802     6.65%   6,802
    Marketable
      equity
      securities
      and other.........      103    3.00%     --        --          --       --        --         --     103     3.00%     103
                           ------            ----              --------             -------            ------            ------
Total...................   $8,817    6.87%   $495      6.53%   $     --  $    --    $   --    $    --  $9,312     6.87%  $9,311
                           ======    ====    ====      ====    ========  =======    =======    ======  ======     ====   ======

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

         Deposits. Customer deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including negotiable order of withdrawal accounts ("NOW") (including interest-bearing and noninterest-bearing), passbook and statement savings, money market deposit, term certificate accounts and Individual Retirement Accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. At September 30, 2000, the Registrant had no brokered deposits.

         Certificates of Deposit of $100,000 or More. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 2000


                                                                   Amount
                                                                   ------
Maturity Period                                                 (In thousands)
---------------
Within three months..........................................     $ 2,256
Three through six months.....................................       3,915
Six through twelve months....................................       3,698
Over twelve months...........................................       4,805
                                                                  -------
    Total....................................................     $14,674
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

         The following tables sets forth the maximum month-end balance and the average balance of short term FHLB advances for the periods indicated.

                                                                                 During the Year Ended
                                                                                     September 30,
                                                                                -------------------------
                                                                                  2000            1999
                                                                                -----------    ----------
                                                                                      (In thousands)
Maximum amount of short-term borrowings outstanding at any month end:
  Advances from Federal Home Loan Bank..............................             $22,000          $19,000
Approximate average short-term borrowings outstanding with
respect to:
  Advances from Federal Home Loan Bank..............................             $14,399          $13,042
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank..............................                6.33%            5.67%

Personnel

         As of September 30, 2000, the Registrant had 47 full-time employees and 4 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act") authorized qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. The Company, however, as a grandfathered unitary thrift holding company under the Act, will retain its authority to engage in nonfinancial activities.

         In addition, the GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

Regulation of the Company

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the aggregate annual amount of capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or
(ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At September 30, 2000, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property.
--------------------------------

         (a) The Registrant conducts its business through a main office located in Bedford, Virginia and three branch offices. The Registrant also has seven ATM's two of which are located in convenience markets. The Registrant believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

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
                                                                3/89 - Annex

1152 Hendricks Store Road                 Land Leased                8/86
Moneta, VA  24121                       Building Owned               1/87

ATM                                       Land Leased                7/95
Moneta Road                             Building Owned               8/95
Moneta, VA  24121

14915 Forest Road                            Owned                   12/78
Forest, VA  24551
Including ATM

ATM
Longwood Avenue                              Owned                   1/85
Bedford, VA  24523

ATM                                       Land Leased                10/99
Blue Ridge Avenue
Bedford, VA  24523

12130 East Lynchburg Turnpike               Leased                   8/00
Forest, VA 24551
Including ATM


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

         (c)      Description of Real Estate and Operating Data. Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         There are various claims and lawsuits in which the Registrant are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

                  1. The consolidated balance sheets of Bedford Bancshares, Inc. as of September 30, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2000, together with the related notes and the independent auditors' report of BDO Seidman, LLP independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)      List of Exhibits:

                                     3(i)   Restated Articles of Incorporation of Bedford Bancshares, Inc. *
                                     3(ii)  Bylaws of Bedford Bancshares, Inc. *
                                     4      Specimen Stock Certificate *
                                    10.1    1994 Stock Option Plan *
                                    10.2    Recognition and Retention Plan and Trust Agreement *
                                    10.3    Employment Agreement between the Registrant and Harold K. Neal *
                                    13      Portions of the 2000 Annual Report to Stockholders
                                    21      Subsidiaries of the Registrant (See "Item  1- Description of Business)
                                    23      Consent of BDO Seidman,  LLP
                                    27      Financial Data Schedule (electronic filing only)


---------------------
* Incorporated by reference to the Registrant's Form 10-KSB filed with the SEC on December 9, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 15, 2000.
                                       BEDFORD BANCSHARES, INC.


                                       By: /s/Harold K. Neal
                                          --------------------------------------
                                           Harold K. Neal, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of December 15, 2000.

By:  /s/Harold K. Neal                                    By: /s/Hugh H. Bond
   -----------------------------------------------            ----------------------------------------------------
     Harold K. Neal                                           Hugh H. Bond
     President, Chief Executive                               Chairman of the Board
     Officer and Director
     (Principal Executive Officer)



By:  /s/James W. Smith                                    By: /s/George N. Cooper
   -------------------------------------------------          ---------------------------------------------------
     James W. Smith                                           George N. Cooper
     Vice President, Treasurer and Comptroller                Director
     (Principal Financial and Accounting Officer)



By:  /s/Macon C. Putney                                   By: /s/Harry W. Garrett, Jr.
   -------------------------------------------------          ----------------------------------------------------
     Macon C. Putney                                          Harry W. Garrett, Jr.
     Director                                                 Director



By:  /s/W. Henry Walton, Jr.                              By: /s/William P. Pickett
   -------------------------------------------------          ----------------------------------------------------
     W. Henry Walton, Jr.                                     William P. Pickett
     Director                                                 Director



By:  /s/William T. Powell
   -------------------------------------------------
     William T. Powell
     Director
