Form 10QSB
period 2000-12-31
BEDFORD BANCSHARES INC
filed 2001-02-08
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)


     Virginia                                                    54-1709924
--------------------                                         -------------------
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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at February 6, 2001:  2,136,370

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

       PART I          FINANCIAL INFORMATION                                                 PAGE
       ------          ---------------------                                                 ----

       Item 1          Financial Statements

                       Consolidated Statements of Financial Condition at December 31
                       (unaudited) and September 30, 2000                                       3

                       Consolidated Statements of Income for the three months
                       ended December 31, 2000 and 1999 (unaudited)                             4

                       Consolidated Statements of Comprehensive Income for
                       Comprehensive Statement of Income for the three months
                       ended December 31, 2000 and 1999 (unaudited)                             5

                       Consolidated Statements of Cash Flows for the three months
                       ended December 31, 2000 and 1999 (unaudited)                             6

                       Notes to Unaudited Interim Consolidated Financial Statements
                                                                                                7

       Item 2          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                      8


       PART II         OTHER INFORMATION
       -------         -----------------

       Item 1          Legal Proceedings                                                       13

       Item 2          Changes in Securities                                                   13

       Item 3          Defaults upon Senior Securities                                         13

       Item 4          Submission of Matters to a Vote of Security Holders                     13

       Item 5          Other Information                                                       13

       Item 6          Exhibits and Reports on Form 8-K
                                                                                               13

     SIGNATURES                                                                                14

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                      December 31        September 30
                                                                                             2000                2000
                                                                                      -----------        ------------
                                                                                              (In Thousands)
Assets
------
Cash and cash equivalents......................................................         $  4,065            $  5,512
Investment securities held to maturity (estimated market value of
$500 and $506).................................................................              506                 507
Marketable equity securities available for sale, at market value...............               50                  50
Investment securities available for sale, at market value......................            7,471               6,855
Investment in Federal Home Loan Bank stock, at cost............................            1,950               1,900
Loans receivable, net..........................................................          175,661             169,592
Foreclosed real estate, net....................................................               26                   0
Property and equipment, net....................................................            1,349               1,365
Accrued interest receivable                                                                1,231               1,133
Deferred income taxes..........................................................              206                 270
Other assets...................................................................              876                 357
                                                                                        --------            --------
    Total assets...............................................................         $193,391            $187,541
                                                                                        ========            ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits.......................................................................         $129,756            $129,770
Advances from the Federal Home Loan Bank.......................................           39,000              34,000
Advances from borrowers for taxes and insurance................................              378                 694
Dividends payable..............................................................              215                 215
Other liabilities..............................................................            1,160                 306
                                                                                        --------            --------
    Total liabilities..........................................................          170,509             164,985
                                                                                        --------            --------
Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and                      -                   -
outstanding, none
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued and outstanding 2,136,370 at December 31, 2000 and 2,149,270 at September 30,
2000...........................................................................              214                 215
Additional paid in capital.....................................................           10,418              10,466
Retained earnings, substantially restricted....................................           12,757              12,503
Accumulated other comprehensive income.........................................              (16)               (122)
Less stock acquired by ESOP and RRP............................................             (491)               (506)
                                                                                        --------            --------
    Total stockholders' equity.................................................           22,882              22,556
                                                                                        --------            --------
    Total liabilities and stockholders' equity.................................         $193,391            $187,541
                                                                                        ========            ========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              Three Months Ended
                                                                  December 31
                                                                 2000       1999
                                                               ------     ------
                                                             (Dollars in Thousands,
                                                             Except Per Share Data)
Interest Income:
 Loans ...................................................     $3,391     $2,868
 U.S. Government Obligations including agencies ..........        160        208
 Other investments, including overnight deposits .........         49         31
                                                               ------     ------
    Total interest income ................................      3,600      3,107
                                                               ------     ------
Interest Expense:
 Deposits ................................................      1,485      1,137
 Borrowed funds ..........................................        535        476
                                                               ------     ------
    Total interest expense ...............................      2,020      1,613
                                                               ------     ------
    Net interest income ..................................      1,580      1,494
Provision for credit losses ..............................         30         30
                                                               ------     ------
 Net interest income after provision for credit
 Losses ..................................................      1,550      1,464
                                                               ------     ------
Noninterest income:
 Service charges and fees on loans .......................        120        169
 Other customer service fees and
 Commissions .............................................         96        102
 Other ...................................................         10         15
                                                               ------     ------
    Total noninterest income .............................        226        286
                                                               ------     ------
Noninterest expense:
 Personnel compensation and benefits .....................        517        503
 Occupancy and equipment .................................        105         73
 Data Processing .........................................        118        102
 Federal insurance of accounts ...........................          6         16
 Advertising .............................................         36         32
 Professional fees .......................................         82         43
 Other ...................................................         98        117
                                                               ------     ------
    Total noninterest expense ............................        962        886
                                                               ------     ------
    Income before income taxes ...........................        814        864
 Provision for income taxes ..............................        309        353
                                                               ------     ------
   Net income ............................................     $  505     $  511
                                                               ======     ======

Basic earnings per share .................................     $ 0.24     $ 0.24
                                                               ======     ======

Diluted earnings per share ...............................     $ 0.23     $ 0.23
                                                               ======     ======

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                           Three Months Ended
                                                                December 31
                                                             2000          1999
                                                             ----          ----
                                                          (Dollars in Thousands,
                                                          Except Per Share Data)

Net Income..............................................     $505          $511

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale...................................      106           (72)
                                                             ----          ----

Comprehensive income....................................     $611           $439
                                                             ====           ====

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                December 31
                                                                              2000        1999
                                                                              ----        ----
                                                                          (Dollars in Thousands)
Operating activities:
 Net Income ...........................................................   $    505    $    511
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ........................................         30          30
   Provision for depreciation and amortization ........................         45          35
   Amortization of investment security premiums and accretion of
   discounts, net .....................................................         (2)         (2)
   (Increase) decrease in deferred income taxes .......................          -         (44)
   (Gain) loss on sale of loans, investments and foreclosed real estate          -           -
   (Increase) decrease in accrued interest receivable .................        (98)        (72)
   (Increase) decrease in other assets ................................       (465)        (45)
   Increase (decrease) in other liabilities ...........................        869        (736)
                                                                          --------    --------
    Net cash provided by (used in) operating activities ...............        884        (323)
                                                                          --------    --------
Investing activities:
   Proceeds from the maturities of investments available for sale .....      1,000         509
   Purchases of investment securities available for sale ..............     (1,500)       (560)
   Purchase of Federal Home Loan Bank stock ...........................        (50)       (500)
   Net increase in loans to customers .................................     (6,068)     (7,986)
   Principal collected on mortgage-backed securities ..................          1           1
   Purchases of premises, equipment and leasehold improvements ........        (27)        (42)
   Net (increase) decrease in foreclosed real estate ..................        (26)          -
                                                                          --------    --------
    Net cash provided by (used in) investing activities ...............     (6,670)     (8,578)
                                                                          --------    --------
Financing activities:
   Dividends paid .....................................................       (215)       (179)
   Net increase (decrease) in customer deposits .......................        (14)      1,727
   Proceeds from (repayments of) advances and other borrowed money ....      5,000      10,000
   Repurchase of stock ................................................       (116)       (224)
   Net increase (decrease) in advance payments from borrower for taxes
   and insurance ......................................................       (316)       (226)
                                                                          --------    --------
    Net cash provided by financing activities .........................      4,339      11,098
                                                                          --------    --------
    Increase (decrease) in cash and cash equivalents ..................     (1,447)      2,197
Cash and cash equivalents at beginning of period ......................      5,512       2,744
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  4,065    $  4,941
                                                                          ========    ========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                December 31, 2000


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended December 31, 2000 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2000.

NOTE 2:  EARNINGS PER SHARE
---------------------------


Earnings per share is calculated as follows:

                                                        Three Months Ended
                                                             December 31
                                                          2000        1999
                                                      ----------   ----------
Basic Earnings Per Share:
-------------------------
Net Income ........................................   $  505,000   $  511,000
                                                      ==========   ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (61,334 and 77,334 at
December 31, 2000 and 1999, respectively) .........    2,086,141    2,090,662
                                                      ==========   ==========

Basic Earnings Per Share ..........................   $     0.24   $     0.24
                                                      ==========   ==========

Diluted Earnings Per Share;
---------------------------
Net Income ........................................   $  505,000   $  511,000
                                                      ==========   ==========
Average Shares Outstanding, Net of unallocated ESOP
Shares (61,334 and 77,334
At December 31, 2000 and 1999, respectively) ......    2,086,141    2,090,662
  Dilutive effect of RRP Plan shares ..............          444       10,406
  Dilutive effect of Stock Options ................       64,938       92,557
                                                      ----------   ----------
Average Shares Outstanding ........................    2,151,523    2,193,625
                                                      ==========   ==========

Diluted Earnings Per Share ........................   $     0.23   $     0.23
                                                      ==========   ==========

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words, "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. We undertake no obligation to publicly release the results of any revision to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION
-------------------

         At December 31, 2000, consolidated assets totaled $193.3 million, an increase of $5.7 million from September 30, 2000. The asset expansion was reflected in growth of the loan portfolio which increased $6.1 million. Funding for the loan growth was provided by a $5.0 million increase in FHLB advances.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended December 31, 2000 decreased $6,000 to $505,000 from $511,000 for the comparable quarter of fiscal 2000. A decrease in the amount of service charges and fees on loans combined with expenses related to opening and operating a new branch, partially offset by higher net interest income, were primary factors in the lower earnings.

         Interest Income. Interest income totaled $3.6 million for the three months ended December 31, 2000, compared to $3.1 million earned in the three months ended December 31, 1999. Interest income on loans increased $523,000 due to a 31 basis point improvement in the yield, primarily due to higher market rates, combined with a $20.6 million increase in the average balance outstanding when comparing the first quarters of fiscal 2001 and 2000.

         Interest Expense. Interest expense totaled $2.0 million for the three months ended December 31, 2000, a $407,000 increase from $1.6 million for the comparable 2000 period. The increase was primarily due to a $348,000 increase in interest on deposits, due to a $12.9 million increase in average volume, and a 71 basis point rise in the average cost. Additionally, interest on borrowed funds increased $59,000 due to higher volume and cost of FHLB advances.

         Net Interest Income. For the three months ended December 31, 2000, net interest income was $1.6 million, up $86,000 from the net interest income earned in the same three months of 1999. For the three months ended December 31, 2000, our interest rate spread and net interest margin decreased to 2.64% and 3.46%, respectively, compared to 2.93% and 3.62%, respectively for the same period of 1999.

         Provision for Loan Losses. The provision for loan losses was $30,000 for the three months ended December 31, 2000 and for the same 1999 period. Although loans receivable increased 3.6% in the first quarter of fiscal 2001, the level of nonperforming loans decreased from .57% of total loans at September 30, 2000 to .46% at December 31, 2000. The allowance for loan losses at December 31, 2000 was $866,000 compared to $850,000 at September 30, 2000. This increase combined with the decrease in nonperforming loans increased the ratio of the allowance for loan losses to nonperforming assets to 106.91% at December 31, 2000 from 88.55% at September 30, 2000. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the level of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for loan losses will not be required in future periods.

         Noninterest income. For the three months ended December 31, 2000, noninterest income was $226,000, down 20.6% from the $286,000 for the comparable 1999 period. Service charges and fees on loans were down $49,000 to $120,000 for the first quarter of fiscal 2001 from $169,000 for the comparable period of fiscal 2000 due primarily to the lower number and dollar volume of loans closed. Other fees and commissions were down 5.9% to $96,000 for the three months ended December 31, 2000 from $102,000 for the comparable period of 1999 due primarily to a $6,000 decline in income from checking.

         Noninterest expense. Noninterest expense was $962,000 for the three months December 31, 2000, up 8.7% from $885,000 for the comparable 1999 period. Occupancy and equipment expense was up $32,000 due primarily to expenses associated with the New London branch, which opened in September of 2000. Data processing expense was $118,000, up 15.4% from the comparable 1999 period, due primarily to increased pricing from our primary service provider. The cost of Federal insurance of accounts was down $10,000 or 61.9% due to a lower assessment by the FDIC. Professional fees for the three months ended December 31, 2000 were $82,000 up $40,000 from the comparable 1999 period due to higher legal and accounting fees.

         Provision for Income Taxes. The provision for income taxes was $309,000 for the three months ended December 31, 2000, down 12.4% from the $353,000 provision recorded in the same three months of fiscal 2000. The primary reason for the decrease was the lower level of taxable income.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of December 31, 2000. (Dollar amounts in thousands).

                                                          December 31, 2000
                                                       -------------------------
                                                                     Percentage
       ..                                                            of assets
                                                                    ------------

GAAP Capital......................................     $21,831           11.30%
                                                       =======           =====

Tangible capital..................................     $21,849           11.31%
Tangible capital requirement......................      $2,897            1.50%
                                                       -------           -----
Excess............................................     $18,952            9.81%
                                                       =======            ====

Core capital......................................     $21,849           11.31%
Core capital requirement..........................       7,726            4.00%
                                                       -------           -----
Excess............................................     $14,123            7.31%
                                                       =======            =====

Total risk-based capital (1)......................     $22,631           18.44%
Total risk-based capital requirement (1)..........       9,817            8.00%
                                                       -------           -----
Excess............................................     $12,814           10.44%
                                                       =======           ======
-----------------------------
(1)      Based on risk-weighted assets of $122,707

         Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as increased interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.


LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of December 31, 2000, such borrowed funds totaled $39 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         We are required under federal regulations to maintain certain specified levels of "liquid assets," which include certain United States government obligations and other approved investments. Current regulations require us to maintain liquid assets of not less than 4% of net withdrawable accounts, plus short-term borrowings. At December 31, 2000, our regulatory liquidity ratio was 10.14%.

         The amount of certificate accounts, which are scheduled to mature during the next twelve months ending December 31, 2001, is approximately $50.3 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remains with us.

         At December 31, 2000, we had loan commitments outstanding of $19.7 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                     Three Months Ended
                                                        December 31
                                                        -----------
                                                   2000(1)       1999(1)
                                                   -------       -------
                                                        (Unaudited)


Basic earnings per share........................   $0.24          $0.24
Diluted earnings per share......................   $0.23          $0.23
Return on average assets........................    1.07%          1.19%
Return on average equity........................    8.88%          9.63%
Interest rate spread............................    2.64%          2.93%
Net interest margin.............................    3.46%          3.62%
Noninterest expense to average assets...........    2.03%          2.19%
Net charge-offs to average outstanding loans....     .01%            --%



                                                        December 31 September 30
                                                           2000           2000
                                                           ----           ----
                                                          (DOLLARS IN THOUSANDS)
                                                               (Unaudited)
Nonaccrual loans.......................................    $784            $960
Repossessed real estate................................      26               -
                                                           ----            ----
Total nonperforming assets.............................    $810            $960
                                                           ====            ====


Allowance for credit losses to nonperforming assets....  106.91%          88.55%
Nonperforming loans to total loans.....................    0.46%           0.57%
Nonperforming assets to total assets...................    0.42%           0.51%


Book value per share...................................  $10.66          $10.49
                                                         ======          ======

------------------------
(1)  The ratios for the three month periods are annualized

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
         -----------------
           Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at December 31, 2000. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities
         ---------------------
            Not applicable.

Item 3.  Defaults upon Senior Securities
         -------------------------------
            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
            Not applicable.


Item 5.  Other Information
         -----------------
            Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  List of Exhibits:

              3(i)  Restated Articles of Incorporation of Bedford Bancshares, Inc.*
              3(ii) Bylaws of Bedford Bancshares, Inc.*
              4     Specimen of Stock Certificate*
              10.1  1994 Stock Option Plan*
              10.2  Recognition and Retention Plan and Trust Agreement
              10.3  Employment Agreement between the Registrant and Harold K. Neal*

          (b) Reports on Form 8-K
              Not applicable.


-----------------------
o Incorporated by reference to the Registrant's Form 10-KSB filed with the SEC on December 9, 1994.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BEDFORD BANCSHARES, INC.

Date:    February 8, 2001                    By: /s/ Harold K. Neal
                                                 -------------------------------
                                                 Harold K. Neal
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:    February 8, 2001                    By: /s/ James W. Smith
                                                 -------------------------------
                                                 James W. Smith
                                                 Vice President and Treasurer
                                                 (Principal Accounting and
                                                    Financial Officer)