Form 10QSB
period 2001-03-31
BEDFORD BANCSHARES INC
filed 2001-05-11
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 7, 2001: 2,107,660

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

       PART I          FINANCIAL INFORMATION                                                              PAGE
       ------          ---------------------                                                              ----

       Item 1          Financial Statements

                       Consolidated Statements of Financial Condition at March 31, 2001
                       (unaudited) and September 30, 2000                                                   3

                       Consolidated Statements of Income for the three and six months ended
                       March 31, 2001 and 2000 (unaudited)                                                  4

                       Comprehensive Statement of Income for the three and six months ended
                       March 31, 2001 and 2000 (unaudited)                                                  5

                       Consolidated Statements of Cash Flows for the six months ended March 31,
                       2001 and 2000 (unaudited)                                                            6

                       Notes to Unaudited Interim Consolidated Financial Statements
                                                                                                            7

       Item 2          Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                        8


       PART II         OTHER INFORMATION
       -------         -----------------

       Item 1          Legal Proceedings                                                                   13

       Item 2          Changes in Securities                                                               13

       Item 3          Defaults upon Senior Securities                                                     13

       Item 4          Submission of Matters to a Vote of Security Holders                                 13

       Item 5          Other Information                                                                   13

       Item 6          Exhibits and Reports on Form 8-K                                                    13

     SIGNATURES                                                                                            14

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                          March 31      September 30
                                                                                           2001              2000
                                                                                         --------          --------
                                                                                              (In Thousands)
                                                                                               (Unaudited)
Assets
------
Cash and cash equivalents......................................................         $  5,538            $  5,512
Investment securities held to maturity (estimated market value of
$513 and $506).................................................................              506                 507
Marketable equity securities available for sale, at market value...............               50                  50
Investment securities available for sale, at market value......................            7,082               6,855
Investment in Federal Home Loan Bank stock, at cost............................            2,100               1,900
Loans receivable, net..........................................................          180,750             169,592
Foreclosed real estate, net....................................................               26                  --
Property and equipment, net....................................................            1,349               1,365
Accrued interest receivable....................................................            1,126               1,133
Deferred income taxes..........................................................              183                 270
Other assets...................................................................              594                 357
                                                                                        --------            --------
    Total assets...............................................................         $199,304            $187,541
                                                                                        ========            ========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits.......................................................................         $134,813            $129,770
Advances from the Federal Home Loan Bank.......................................           40,000              34,000
Advances from borrowers for taxes and insurance................................              642                 694
Dividends payable..............................................................              234                 215
Other liabilities..............................................................              331                 306
                                                                                        --------            --------
    Total liabilities..........................................................          176,020             164,985
                                                                                        --------            --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and                     --                  --
outstanding, none
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued and outstanding 2,130,560 at March 31, 2001 and 2,149,270 at September 30, 2000
                                                                                             213                 215
Additional paid in capital.....................................................           10,411              10,466
Retained earnings, substantially restricted....................................           13,099              12,503
Accumulated other comprehensive income (loss)..................................               20                (122)
Less stock acquired by ESOP and RRP............................................             (459)               (506)
                                                                                        --------            --------
    Total stockholders' equity.................................................           23,284              22,556
                                                                                        --------            --------
    Total liabilities and stockholders' equity.................................         $199,304            $187,541
                                                                                        ========            ========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    Three Months Ended    Six Months Ended
                                                       March 31               March 31
        .                                             2001     2000         2001     2000
                                                      ----     ----         ----     ----
                                                 (Dollars in Thousands, Except Per Share Data)
Interest Income:
 Loans ...........................................   $3,555   $3,018       $6,946   $5,886
 U.S. Government Obligations including agencies...      119      128          242      303
 Other investments, including overnight deposits..       82       72          168      136
                                                     ------   ------       ------   ------
    Total interest income ........................    3,756    3,218        7,356    6,325
                                                     ------   ------       ------   ------
Interest Expense:
 Deposits ........................................    1,482    1,225        2,967    2,362
 Borrowed funds ..................................      590      475        1,125      951
                                                     ------   ------       ------   ------
    Total interest expense .......................    2,072    1,700        4,092    3,313
                                                     ------   ------       ------   ------
    Net interest income ..........................    1,684    1,518        3,264    3,012
Provision for credit losses ......................       45       30           75       60
                                                     ------   ------       ------   ------
 Net interest income after provision for credit
 Losses ..........................................    1,639    1,488        3,189    2,952
                                                     ------   ------       ------   ------
Noninterest income:
 Service charges and fees on loans ...............      111      127          231      296
 Other customer service fees and commissions .....       98      105          194      207
 Other ...........................................       36       18           46       33
                                                     ------   ------       ------   ------
    Total noninterest income .....................      245      250          471      536
                                                     ------   ------       ------   ------
Noninterest expense:
 Personnel compensation and benefits .............      493      476        1,010      979
 Occupancy and equipment .........................      104       74          209      147
 Data Processing .................................      121      105          239      207
 Federal insurance of accounts ...................        7       10           13       26
 Advertising .....................................       27       41           63       73
 Professional fees ...............................       71       48          153       91
 Other ...........................................      116      110          214      227
                                                     ------   ------       ------   ------
    Total noninterest expense ....................      939      864        1,901    1,750
                                                     ------   ------       ------   ------
    Income before income taxes ...................      945      874        1,759    1,738
 Provision for income taxes ......................      358      329          667      682
                                                     ------   ------       ------   ------
   Net income ....................................   $  587   $  545       $1,092   $1,056
                                                     ======   ======       ======   ======

Basic earnings per share .........................   $ 0.29   $ 0.27       $ 0.53   $ 0.51
                                                     ======   ======       ======   ======

Diluted earnings per share .......................   $ 0.28   $ 0.26       $ 0.51   $ 0.49
                                                     ======   ======       ======   ======

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                       Comprehensive Statements of Income
                                   (Unaudited)

                                                Three Months Ended       Six Months Ended
                                                     March 31                  March 31
                                                   2001      2000          2001      2000
                                                 -------   -------       -------   -------
                                               (Dollars in Thousands, Except Per Share Data)
Net Income ...................................   $   587   $   545       $ 1,092   $ 1,056

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale ........................        36         4           142       (68)
                                                 -------   -------       -------   -------
Comprehensive income .........................   $   623   $   549       $ 1,234   $   988
                                                 =======   =======       =======   =======

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   March 31
                                                                              2001       2000
                                                                              ----       ----
                                                                         (Dollars in Thousands)

Operating activities:
 Net Income ...........................................................   $  1,092    $  1,056
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ........................................         75          60
   Provision for depreciation and amortization ........................         90          70
   Amortization of investment security premiums and accretion of
   discounts, net .....................................................          4           2
   (Increase) decrease in deferred income taxes .......................         87         (42)
   (Gain) loss on sale of loans, investments and foreclosed real estate         (3)         --
   (Increase) decrease in accrued interest receivable .................          7         (70)
   (Increase) decrease in other assets ................................       (237)       (170)
   Increase (decrease) in other liabilities ...........................         25        (917)
                                                                          --------    --------
    Net cash provided by (used in) operating activities ...............      1,140         (11)
                                                                          --------    --------
Investing activities:
   Proceeds from the sale of available for sale investment securities .      2,500       4,664
   Proceeds from maturities of available for sale investment securities      2,500         509
   Purchases of available for sale investment securities ..............     (5,000)       (560)
   Purchase of Federal Home Loan Bank stock ...........................       (200)       (100)
   Net increase in loans to customers .................................    (11,233)    (16,017)
   Principal collected on mortgage-backed securities ..................          1           1
   Purchases of premises, equipment and leasehold improvements ........        (74)       (118)
   Proceeds from the sale of REO ......................................         --          --
                                                                          --------    --------
    Net cash provided by (used in) investing activities ...............    (11,506)    (11,621)
                                                                          --------    --------
Financing activities:
   Exercise of stock options ..........................................         --          --
   Allocation of ESOP and RRP shares ..................................         18         134
   Dividends paid .....................................................       (430)       (390)
   Net increase (decrease) in customer deposits .......................      5,043       8,976
   Proceeds from (repayments of) advances and other borrowed money ....      6,000       4,000
   Repurchase of stock ................................................       (170)       (264)
   Purchase of stock by ESOP and RRP ..................................         --          --
   Net increase (decrease) in advance payments from borrower for taxes
   and insurance ......................................................        (52)         46
   Other, net .........................................................        (17)         50
                                                                          --------    --------
    Net cash provided by financing activities .........................     10,392      12,552
                                                                          --------    --------
    Increase (decrease) in cash and cash equivalents ..................         26         920
Cash and cash equivalents at beginning of period ......................      5,512       2,744
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  5,538    $  3,664
                                                                          ========    ========

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2001


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended March 31, 2001 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2000.

NOTE 2:  EARNINGS PER SHARE
---------------------------


Earnings per share are calculated as follows:

                                                        Three Months Ended         Six Months Ended
                                                              March 31                  March 31
                                                      -----------------------   -----------------------
                                                          2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
Basic Earnings Per Share:
-------------------------
Net Income ........................................   $  587,000   $  545,000   $1,092,000   $1,056,000
                                                      ==========   ==========   ==========   ==========
Average Shares Outstanding, Net of
Unallocated ESOP Shares (61,334 and 77,334
at March 31, 2001 and 2000, respectively)..........    2,070,618    2,072,975    2,078,465    2,081,867
                                                      ==========   ==========   ==========   ==========
Basic Earnings Per Share ..........................   $     0.29   $     0.27   $     0.53   $     0.51
                                                      ==========   ==========   ==========   ==========

Diluted Earnings Per Share;
---------------------------
Net Income ........................................   $  587,000   $  545,000   $1,092,000   $1,056,000
                                                      ==========   ==========   ==========   ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (61,334 and 77,334
at March 31, 2001 and 2000,  respectively) ........    2,070,618    2,072,975    2,078,465    2,081,867
  Dilutive effect of RRP Plan shares ..............          505        1,087          499        1,245
  Dilutive effect of Stock Options ................       73,029       74,071       71,717       84,122
                                                      ----------   ----------   ----------   ----------
Average Shares Outstanding ........................    2,144,152    2,148,133    2,150,681    2,167,234
                                                      ==========   ==========   ==========   ==========
Diluted Earnings Per Share ........................   $     0.28   $     0.26   $     0.51   $     0.49
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

FINANCIAL CONDITION
-------------------

         At March 31, 2001, consolidated assets totaled $199.3 million, an increase of $11.8 million from September 30, 2000. Asset increased primarily due to the growth in the loan portfolio, which increased $11.2 million. Funding for the loan growth was provided by a $5.0 million rise in deposits and a $6 million increase in FHLB advances.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended March 31, 2001 increased $42,000, or 7.7%, to $587,000 from $545,000 for the comparable 2000 period.. Net income for the six months ended March 31, 2001, was $1,092,000, an increase of $36,000 or 3.4% from the $1,056,000 earned in the comparable 2000 period. The increase in net income for the three and six months ended March 31, 2001, was primarily caused by the rise in net interest income.

         Interest Income. Interest income totaled $3.8 million for the three months ended March 31, 2001, a $538,000 increase from the $3.2 million for the comparable 2000 period. A $20.3 million increase in average loans receivable combined with a 34 basis point rise in the yield on average loans receivable were the primary reasons for the increase.

         For the six months ended March 31, 2001, interest income totaled $7.4 million, a $1.1 million increase from the $6.3 million for the comparable 2000 period. An increase of $20.4 million in average loans receivable for the six months ended March 31, 2001 compared to the same six months of 2000 combined with a 33 basis improvement in the yield on average loans receivable were the primary factors for the higher interest income.

         Interest Expense. Interest expense totaled $2.1 million for the three months ended March 31, 2001, a $372,000 increase from the $1.7 million for the comparable 2000 period. A 49 basis point rise in the cost of average interest bearing deposits plus an increase of $9.9 million in the average volume, combined with a $7.8 million increase in average FHLB advances were the primary reasons for the increase.

         For the six months ended March 31, 2001, interest expense totaled $4.1 million, a $779,000 increase from the $3.3 million for the comparable 2000 period. Interest on deposits reflected a $605,000 increase, due to both higher average volume and higher average cost, and interest on FHLB advances was up $174,000 due primarily due an increase in average borrowings.

         Net Interest Income. For the three months ended March 31, 2001, net interest income was $1.7 million, up $166,000 from the net interest income earned in the same period of 2000. An 11.8% rise in the level of average interest earning assets was the primary reason for the increase in net interest income. For the three months ended March 31, 2001, the net interest spread and margin remained relatively constant at 2.79% and 3.55%, respectively, compared to 2.79% and 3.56%, respectively for the same period of 2000.

         For the six months ended March 31, 2001, net interest income was $3.3 million, up $252,000 from the net interest income earned in the same period of 2000. For the six months ended March 31, 2001, average earning assets were $189.7 million, up 11.3% from the average for the same period of 2000. For the six months ended March 31, 2001, the net interest spread and margin were 2.71% and 3.50%, respectively, compared to 2.84% and 3.58% for the same period of 2000.

         Provision for Loan Losses. The provision for loan losses was $45,000 for the three months ended March 31, 2001, compared to $30,000 for the same 2000 period. For the six months ended March 31, 2001 the provision for loan losses was $75,000 compared to $60,000 for the same period of 2000. The allowance for loan losses at March 31, 2001 was $911,000 compared to $850,000 at September 30, 2000. This increase combined with a decline in the level of nonperforming loans raised the ratio of the allowance for loan losses to nonperforming assets to 121.40% at March 31, 2001from 88.55% at September 30, 2000. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the level of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events, and there can be no assurance that additional provisions for loan losses will not be required in future periods.

         Noninterest Income. For the three months ended March 31, 2001, noninterest income was $245,000, down 2% from the $250,000 for the comparable 2000 period. Service charges and fees on loans were down $16,000 to $111,000 for the second quarter of fiscal 2001 from $127,000 for the comparable period of fiscal 2000 due primarily to a lower number and dollar amount of loans being closed. Other noninterest income increased $18,000 to $36,000 for the three months ended March 31, 2001 from $18,000 for the comparable 2000 period due to increased commissions on the sale of mortgage life insurance and a $8,000 gain on the sale of available for sale securities.

         For the six months ended March 31, 2001, noninterest income was $471,000 compared to $536,000 for the same period of 2000. Service charges and fees on loans was down $65,000 due to the lower number and dollar amount of loans closed. Other customer service fees and commissions were down $13,000 due to lower charges on transaction accounts, while other noninterest income was up $13,000 due to increased commissions on the sale of mortgage insurance and the gain on the sale of available for sale securities.

         Noninterest Expense. Noninterest expense totaled $939,000 for the three months ended March 31, 2001, compared to $864,000 for the same three months of fiscal 2000. Occupancy and equipment expense was up $30,000 due primarily to expenses associated with the operation of the New London branch, which was opened in September of 2000. Data processing expense was up $16,000 due primarily to increases in transaction volume. Professional fees were up $23,000 due to higher legal expenses.

         For the six months ended March 31, 2001, noninterest expenses were $1,901,000, compared to $1,750,000 for the comparable period of 2000. Occupancy and equipment expense was up $62,000 due primarily to expenses associated with the New London office. Data processing expenses were up $32,000 to increases in volume and professional fees were up $62,000 due to higher legal expenses.

         Provision for Income Taxes. The provision for income taxes was $358,000 for the three months ended March 31, 2001, up $29,000 from the $329,000 provision recorded in the same three months of fiscal 2000. The primary reason for the increase was the higher level of taxable income.

         For the six months ended March 31, 2001, the provision for income taxes was $667,000, down 2.2% from the $682,000 provision for the same period of fiscal 2000. A lower level of taxable income is the primary reason for the decline.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of March 31, 2001. (Dollar amounts in thousands).


                                                           March 31, 2001
                                                          ----------------
                                                                   Percentage
                                                                    of assets
                                                                  ------------

GAAP Capital....................................     $22,470           11.29%
                                                     =======           ======

Tangible capital................................     $22,452           11.28%
Tangible capital requirement....................      $2,985            1.50%
                                                      ------            -----
Excess..........................................     $19,467            9.78%
                                                     =======            =====

Core capital....................................     $22,452           11.28%
Core capital requirement........................       7,959            4.00%
                                                       -----            -----
Excess..........................................     $14,493            7.28%
                                                     =======            =====

Total risk-based capital (1)....................     $23,290           18.51%
Total risk-based capital requirement (1)........      10,068            8.00%
                                                      ------            -----
Excess..........................................     $13,222           10.51%
                                                     =======           ======

-----------------------------
(1)      Based on risk-weighted assets of $125,850

     Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as changes in interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of March 31, 2001, such borrowed funds totaled $40 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The amount of certificate accounts which are scheduled to mature during the next twelve months ending March 31, 2001, is approximately $49.3 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remain with us.

         At March 31, 2001, we had loan commitments outstanding of $20.7 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                                      Three Months Ended  Six Months Ended
                                                                           March 31          March 31
                                                                           --------          --------
                                                                       2001(1)   2000(1)  2001(1)   2000(1)
                                                                       -------   -------  -------   -------
                                                                                    (Unaudited)

Basic earnings per share ........................................      $ 0.29    $ 0.27   $ 0.53   $ 0.51
Diluted earnings per share ......................................      $ 0.28    $ 0.26   $ 0.51   $ 0.49
Return on average assets ........................................        1.19%     1.24%    1.13%    1.22%
Return on average equity ........................................       10.14%    10.17%    9.52%    9.91%
Interest rate spread ............................................        2.79%     2.79%    2.71%    2.84%
Net interest margin .............................................        3.55%     3.56%    3.50%    3.58%
Noninterest expense to average assets ...........................        1.91%     1.97%    1.97%    2.02%
Net charge-offs to average outstanding loans.....................          --%     0.03%      --%    0.02%


                                                                                    March 31       September 30
                                                                                      2001             2000
                                                                                    --------         --------
                                                                                    (Dollars in thousands)
                                                                                          (Unaudited)
Nonaccrual loans............................................................           $708             $960
Repossessed real estate...................................................               26               --
                                                                                         --               --
Total nonperforming assets................................................             $734             $960
                                                                                       ====             ====

Allowance for credit losses to nonperforming assets.......................            124.1%           88.55%
Nonperforming loans to total loans........................................             0.39%            0.57%
Nonperforming assets to total assets......................................             0.37%            0.51%


Book value per share .....................................................           $10.93           $10.49
                                                                                     ======           ======

------------------------
(1)  The ratios for the three- and six-month periods are annualized.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                    Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at March 31, 2001. From time to time, the Corporation is a part to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.
Item 2.           Changes in Securities
                  ---------------------
                     Not applicable.
Item 3.           Defaults upon Senior Securities
                  -------------------------------
                     Not applicable.
Item                 4. Submission of Matters to a Vote of Security Holders
----                 ------------------------------------------------------
                     The annual meeting of  shareholders of the Corporation  was held on  January  24,  2001 and the  following  items  were acted upon:
                          Election of Director Jenny T. Allman for a term of two years and Hugh H. Bond, William T. Powell and Macon
                          C. Putney for terms of three years. All were elected as indicated below:
                                                             Votes       Votes
                                                              For       Withheld
                                                              ---       --------
                                    Jenny T. Allman        1,724,234     48,396
                                    Hugh H. Bond           1,730,448     42,182
                                    William T. Powell      1,726,290     46,340
                                    Macon C. Putney        1,730,917     41,893

                           Ratification of the appointment of BDO Seidman, LLP, as the Corporation's auditors for the 2001 fiscal year. BDO Seidman, LLP, was ratified as follows:
                                                Votes          Votes
                                                 For          Against    Abstain
                                                 ---          -------    -------
                                               1,753,107        2,413    17,110

Item 5.           Other Information
                  -----------------
                     Not applicable.
Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  List of Exhibits:
                       3(i)  Restated Articles of Incorporation of Bedford Bancshares, Inc.*
                       3(ii) Bylaws of Bedford Bancshares, Inc.*
                       4     Specimen of Stock Certificate*
                       10.1  1994 Stock Option Plan*
                       10.2  Recognition and Retention Plan and Trust Agreement
                       10.3  Employment Agreement between the Registrant and H. K. Neal*
                  (b)  Reports on Form 8-K
                       Not applicable.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BEDFORD BANCSHARES, INC.

Date:    May 11, 2001                   By:      /s/ Harold K. Neal
                                                 -------------------------------
                                                 Harold K. Neal
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:    May 11, 2001                    By:     /s/ James W. Smith
                                                 -------------------------------
                                                 James W. Smith
                                                 Vice President and Treasurer
                                                 (Principal Accounting and
                                                    Financial Officer)