Form 10QSB
period 2001-06-30
BEDFORD BANCSHARES INC
filed 2001-08-07
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 6, 2001: 2,059,777

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

       PART I          FINANCIAL INFORMATION                                            PAGE
       ------          ---------------------                                            ----
       Item 1          Financial Statements

                       Consolidated Statements of Financial Condition at June 30,
                       2001 (unaudited) and September 30, 2000                              3

                       Consolidated Statements of Income for the three and nine
                       months ended June 30, 2001 and 2000 (unaudited)                      4

                       Comprehensive Statement of Income for the three and nine
                       months ended June 30, 2001 and 2000 (unaudited)                      5

                       Consolidated Statements of Cash Flows for the nine months
                       ended June 30, 2001 and 2000 (unaudited)                             6

                       Notes to Unaudited Interim Consolidated Financial Statements
                                                                                            7
       Item 2          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                  8

       PART II         OTHER INFORMATION
       -------         -----------------

       Item 1          Legal Proceedings                                                   13

       Item 2          Changes in Securities                                               13

       Item 3          Defaults upon Senior Securities                                     13

       Item 4          Submission of Matters to a Vote of Security Holders                 13

       Item 5          Other Information                                                   13

       Item 6          Exhibits and Reports on Form 8-K                                    13

     SIGNATURES                                                                            14

                                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                                  Consolidated Statements of Financial Condition

                                                                        June 30     September 30
                                                                           2001         2000
                                                                        ---------    ---------
                                                                             (In Thousands)
                                                                               (Unaudited)
Assets
------
Cash and cash equivalents ...........................................   $   7,617    $   5,512
Investment securities held to maturity (estimated market value of
$506 and $506) ......................................................         505          507
Marketable equity securities available for sale, at market value ....          --           50
Investment securities available for sale, at market value ...........       7,002        6,855
Investment in Federal Home Loan Bank stock, at cost .................       2,300        1,900
Loans receivable, net ...............................................     183,854      169,592
Foreclosed real estate, net .........................................          26           --
Property and equipment, net .........................................       1,367        1,365
Accrued interest receivable .........................................       1,035        1,133
Deferred income taxes ...............................................          32          270
Other assets ........................................................       1,111          357
                                                                        ---------    ---------
    Total assets ....................................................   $ 204,849    $ 187,541
                                                                        =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits ............................................................   $ 140,521    $ 129,770
Advances from the Federal Home Loan Bank ............................      40,000       34,000
Advances from borrowers for taxes and insurance .....................         418          694
Dividends payable ...................................................         232          215
Other liabilities ...................................................         268          306
                                                                        ---------    ---------
    Total liabilities ...............................................     181,439      164,985
                                                                        ---------    ---------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued
and outstanding, none ...............................................          --           --
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued and outstanding 2,110,160 at June 30, 2001 and
2,149,270 at September 30, 2000  ....................................         211          215
Additional paid in capital ..........................................      10,345       10,466
Retained earnings, substantially restricted .........................      13,329       12,503
Accumulated other comprehensive income (loss) .......................         (32)        (122)
Less stock acquired by ESOP and RRP .................................        (443)        (506)
                                                                        ---------    ---------
    Total stockholders' equity ......................................      23,410       22,556
                                                                        ---------    ---------
    Total liabilities and stockholders' equity ......................   $ 204,849    $ 187,541
                                                                        =========    =========

See notes to consolidated financial statements

                                         BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                                           Consolidated Statements of Income
                                                       (Unaudited)

      .                                            Three Months Ended   Nine Months Ended
                                                         June 30             June 30
                                                     -----------------   -----------------
                                                      2001      2000      2001      2000
                                                     -------   -------   -------   -------
                                                 (Dollars in Thousands, Except Per Share Data)
Interest Income:
 Loans ...........................................   $ 3,560   $ 3,237   $10,506   $ 9,123
 U.S. Government Obligations including agencies ..       132       122       374       425
 Other investments, including overnight deposits .        90        71       259       207
                                                     -------   -------   -------   -------
    Total interest income ........................     3,782     3,430    11,139     9,755
                                                     -------   -------   -------   -------
Interest Expense:
 Deposits ........................................     1,507     1,304     4,474     3,666
 Borrowed funds ..................................       568       524     1,693     1,475
                                                     -------   -------   -------   -------
    Total interest expense .......................     2,075     1,828     6,167     5,141
                                                     -------   -------   -------   -------
    Net interest income ..........................     1,707     1,602     4,972     4,614
Provision for credit losses ......................        45        30       120        90
                                                     -------   -------   -------   -------
 Net interest income after provision for credit
 Losses ..........................................     1,662     1,572     4,852     4,524
                                                     -------   -------   -------   -------
Noninterest income:
 Service charges and fees on loans ...............       159       149       390       445
 Other customer service fees and
   commissions ...................................       112        90       306       297
 Other ...........................................        20        14        66        47
                                                     -------   -------   -------   -------
    Total noninterest income .....................       291       253       762       789
                                                     -------   -------   -------   -------
Noninterest expense:
 Personnel compensation and benefits .............       562       465     1,572     1,444
 Occupancy and equipment .........................       135        79       344       226
 Data Processing .................................       122       112       362       319
 Federal insurance of accounts ...................         6         6        19        32
 Advertising .....................................        40        31       103       104
 Professional fees ...............................        72        33       225       124
 Other ...........................................       107       100       320       327
                                                     -------   -------   -------   -------
    Total noninterest expense ....................     1,044       826     2,945     2,576
                                                     -------   -------   -------   -------
    Income before income taxes ...................       909       999     2,669     2,737
 Provision for income taxes ......................       345       381     1,013     1,063
                                                     -------   -------   -------   -------
   Net income ....................................   $   564   $   618   $ 1,656   $ 1,674
                                                     =======   =======   =======   =======

Basic earnings per share .........................   $  0.27   $  0.30   $  0.80   $  0.81
                                                     =======   =======   =======   =======

Diluted earnings per share .......................   $  0.26   $  0.29   $  0.77   $  0.78
                                                     =======   =======   =======   =======

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                       Comprehensive Statements of Income
                                   (Unaudited)

                                                 Three Months Ended  Nine Months Ended
                                                      June 30             June 30
                                                 ------------------  -----------------
                                                   2001       2000     2001      2000
                                                 -------    -------  -------   -------
                                             (Dollars in Thousands, Except Per Share Data)

Net Income ...................................   $   564    $   618   $ 1,656   $ 1,674

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale ........................       (52)        30        90       (37)
                                                 -------    -------   -------   -------

Comprehensive income .........................   $   512    $   648   $ 1,746   $ 1,637
                                                 =======    =======   =======   =======

                                         BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                             Nine Months Ended
                                                                                  June 30
                                                                             -----------------
                                                                             2001        2000
                                                                             ----        ----
Operating activities:
 Net Income ...........................................................   $  1,656    $  1,674
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ........................................        120          90
   Provision for depreciation and amortization ........................        154         107
   Amortization of investment security premiums and accretion of
   discounts, net .....................................................          4           3
   (Increase) decrease in deferred income taxes .......................        238         (86)
   (Gain) loss on sale of loans, investments and foreclosed real estate        (26)         --
   (Increase) decrease in accrued interest receivable .................         98        (187)
   (Increase) decrease in other assets ................................       (753)        (64)
   Increase (decrease) in other liabilities ...........................        (36)       (882)
                                                                          --------    --------
    Net cash provided by (used in) operating activities ...............      1,455         655
                                                                          --------    --------
Investing activities:
   Proceeds from the sale of available for sale investment securities .      2,500       4,664
   Proceeds from the sale of marketable equity securities .............         59          --
   Proceeds from maturities of available for sale investment securities      2,500         509
   Purchases of available for sale investment securities ..............     (5,000)     (1,500)
   Purchase of Federal Home Loan Bank stock ...........................       (400)       (400)
   Net increase in loans to customers .................................    (14,382)    (20,595)
   Principal collected on mortgage-backed securities ..................          2           2
   Purchases of premises, equipment and leasehold improvements ........       (156)       (198)
   Proceeds from the sale of REO ......................................         --        (313)
                                                                          --------    --------
    Net cash provided by (used in) investing activities ...............    (14,877)    (17,831)
                                                                          --------    --------
Financing activities:
   Exercise of stock options ..........................................         22          --
   Allocation of ESOP and RRP shares ..................................         91         134
   Dividends paid .....................................................       (664)       (605)
   Net increase (decrease) in customer deposits .......................     10,751      10,604
   Proceeds from (repayments of) advances and other borrowed money ....      6,000      10,000
   Repurchase of stock ................................................       (414)       (264)
   Net increase (decrease) in advance payments from borrower for taxes
   and insurance ......................................................       (276)       (153)
   Other, net .........................................................         17           9
                                                                          --------    --------
    Net cash provided by financing activities .........................     15,527      19,725
                                                                          --------    --------
    Increase (decrease) in cash and cash equivalents ..................      2,105       2,549
Cash and cash equivalents at beginning of period ......................      5,512       2,744
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  7,617    $  5,293
                                                                          ========    ========

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2001


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

         The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc.,and its wholly owned subsidiaries Bedford Federal Savings Bank and CVFS. All significant intercompany balances and transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended June 30, 2001 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2000.

NOTE 2:  EARNINGS PER SHARE
---------------------------

Earnings per share are calculated as follows:

                                                              Three Months Ended            Nine Months Ended
                                                                   June 30                        June 30
                                                            -----------------------      -------------------------
                                                              2001          2000           2001            2000
                                                            ---------     ---------      ---------       ---------
Basic Earnings Per Share:
Net Income............................................       $564,000      $618,000     $1,656,000      $1,674,000
                                                             ========      ========     ==========      ==========
Average Shares Outstanding, Net of
Unallocated ESOP Shares (61,334 and 77,334
at June 30, 2001 and 2000, respectively)..............      2,050,367     2,071,937      2,069,099       2,078,569
                                                            =========     =========      =========       =========
Basic Earnings Per Share..............................          $0.27         $0.30          $0.80           $0.81
                                                                =====         =====          =====           =====

Diluted Earnings Per Share;
Net Income............................................       $564,000      $618,000     $1,656,000      $1,674,000
                                                             ========      ========     ==========      ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (61,334 and 77,334
at June 30, 2001 and 2000, respectively)..............      2,050,367     2,071,937      2,069,099       2,078,569
  Dilutive effect of RRP Plan shares..................            782           793            782           1,117
  Dilutive effect of Stock Options....................         85,902        55,378         85,902          59,167
                                                            ---------     ---------      ---------       ---------
Average Shares Outstanding............................      2,137,051     2,128,108      2,155,783       2,138,853
                                                            =========     =========      =========       =========
Diluted Earnings Per Share............................          $0.26         $0.29          $0.77           $0.78
                                                                =====         =====          =====           =====

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words, "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties that may affect the operations performance, development and the results of the Corporation's business include the following: changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions.

FINANCIAL CONDITION
-------------------

         At June 30, 2001, consolidated assets totaled $204.8 million, an increase of $17.3 million from September 30, 2000. Assets increased primarily due to the growth in the loan portfolio, which increased $14.3 million. The loan growth was funded primarily by a $10.8 million rise in deposits and a $6 million increase in FHLB advances.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended June 30, 2001 decreased $54,000, or 8.7%, to $564,000 from $618,000 for the comparable 2000 period.. Net income for the nine months ended June 30, 2001, was $1,656,000, a decrease of $18,000, or 1.1%, from the $1,674,000 earned in the comparable 2000 period. During the three and nine months ended June 30, 2001, the Corporation's performance was impacted by the decline in interest rates and higher noninterest expenses primarily related to compensation and benefits, and occupancy and equipment expenditures. Although demand for mortgage financing remained strong during the periods, net interest margin and spread declined 12 and 8 basis points for the three months ended June 30, 2001 to 3.51% and 2.77%, respectively, as a result of the lower rate environment. Similarly, net interest margin and spread declined 9 and 14 basis points for the nine months ended June 30, 2001, to 3.50% and 2.73%, respectively. If the Federal reserve continues to reduce short-term interest rates as currently predicted, the Corporation does not expect their interest rate spreads and margins to significantly change in the fourth quarter of fiscal 2001.

         Interest Income. Interest income totaled $3.8 million for the three months ended June 30, 2001, a $352,000 increase from the $3.4 million for the comparable 2000 period. A $14.0 million increase in average loans receivable was the primary reason for the increase.

         For the nine months ended June 30, 2001, interest income totaled $11.1 million, a $1.4 million increase from the $9.8 million for the comparable 2000 period. An increase of $19.0 million in average loans receivable for the nine months ended June 30, 2001 compared to the same nine months of 2000 combined with a 22 basis improvement in the yield on average loans receivable were the primary factors for the higher interest income.

         Interest Expense. Interest expense totaled $2.1 million for the three months ended June 30, 2001, a $247,000 increase from the $1.8 million for the comparable 2000 period. A 23 basis point rise in the cost of average interest bearing deposits plus an increase of $11.5 million in the average volume, combined with a $5.8 million increase in average FHLB advances were the primary reasons for the increase.

         For the nine months ended June 30, 2001, interest expense totaled $6.2 million, a $1.1 million increase from the $5.1 million for the comparable 2000 period. Interest on deposits reflected an $808,000 increase, due to both higher average volume and higher average cost, and interest on FHLB advances was up $218,000 due primarily to an increase in average borrowings.

         Net Interest Income. For the three months ended June 30, 2001, net interest income was $1.7 million, up $105,000 from the net interest income earned in the same period of 2000. A 10.3% rise in the level of average interest earning assets was the primary reason for the increase in net interest income.

         For the nine months ended June 30, 2001, net interest income was $5.0 million, up $358,000 from the net interest income earned in the same period of 2000. For the nine months ended June 30, 2001, average earning assets were $189.1 million, up 10.9% from the average for the same period of 2000.

         Provision for Loan Losses. The provision for loan losses was $45,000 for the three months ended June 30, 2001, compared to $30,000 for the same 2000 period. For the nine months ended June 30, 2001 the provision for loan losses was $120,000 compared to $90,000 for the same period of 2000. For the three months ended June 30, 2001, the Company experienced growth of 14.1% in commercial loans. Additionally, for the nine months ended June 30, 2001, the Company experienced growth of 12.0% in installment loans and 40.4% in commercial loans. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the loan mix, level of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs.

         Noninterest Income. For the three months ended June 30, 2001, noninterest income was $291,000, up 15.0% from the $253,000 for the comparable 2000 period. Service charges and fees on loans were up $10,000 to $159,000 for the third quarter of fiscal 2001 from $149,000 for the comparable period of fiscal 2000 due primarily to a higher dollar amount of loans being closed. Other customer service fees and commissions were up $22,000 due primarily to an increase in income from transaction accounts. Other noninterest income increased $6,000 to $21,000 for the three months ended June 30, 2001 from $14,000 for the comparable 2000 period due to a $11,000 gain on the sale of maketable equity available for sale.

         For the nine months ended June 30, 2001, noninterest income was $762,000 compared to $789,000 for the same period of 2000. Service charges and fees on loans was down $55,000 due to the lower number and dollar amount of loans closed. Other noninterest income was up $19,000 due to increased commissions on the sale of mortgage insurance and the gain on the sale of available for sale securities.

Noninterest Expense. Noninterest expense totaled $1.0 million for the three months ended June 30, 2001, compared to $826,000 for the same three months of fiscal 2000. Personnel compensation and benefits rose $97,000, to $562,000, primarily due to an increase in staffing and an increase in benefit cost that reflects the increase in the market value of the Company's common stock. Occupancy and equipment expense was up $56,000 due primarily to expenses associated with the operation of the New London branch, which was opened in September of 2000, and expenses related to technology upgrades. Data processing expense was up $10,000 due primarily to increases in transaction volume. Professional fees were up $39,000 primarily due to higher legal expenses.

         For the nine months ended June 30, 2001, noninterest expenses were $2,945,000, compared to $2,576,000 for the comparable period of 2000. Personnel compensation and benefits were up $128,000 due to staffing increases and higher benefits costs. Occupancy and equipment expense was up $118,000 due primarily to expenses associated with the New London office and expenses related to technology upgrades. Data processing expenses were up $43,000 to increases in volume and professional fees were up $101,000 due primarily to higher legal expenses.

         Provision for Income Taxes. The provision for income taxes was $345,000 for the three months ended June 30, 2001, down $36,000 from the $381,000 provision recorded in the same three months of fiscal 2000. The primary reason for the decrease was the lower level of taxable income.

         For the nine months ended June 30, 2001, the provision for income taxes was $1.01 million, down 4.7% from the $1.06 million provision for the same period of fiscal 2000. A lower level of taxable income is the primary reason for the decline.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of June 30, 2001. (Dollar amounts in thousands).

                                                              June 30, 2001
                                                         -----------------------
                                                                    Percentage
                                                                     of assets
                                                                    ----------

GAAP Capital......................................       $20,479         9.97%
                                                         =======         =====

Tangible capital..................................       $20,511        10.02%
Tangible capital requirement......................        $3,069         1.50%
                                                          ------         -----
Excess............................................       $17,442         8.52%
                                                         =======         =====

Core capital......................................       $20,511        10.02%
Core capital requirement..........................         8,185         4.00%
                                                           -----         -----
Excess............................................       $12,326         6.02%
                                                         =======         =====

Total risk-based capital (1)......................       $21,385        16.47%
Total risk-based capital requirement (1)..........        10,388         8.00%
                                                          ------         -----
Excess............................................       $10,997         8.47%
                                                         =======         =====
-------------------
(1)  Based on risk-weighted assets of $129,855

     Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as changes in interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the FHLB of Atlanta, (the "FHLB"). As of June 30, 2001, such borrowed funds totaled $40 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The amount of certificate accounts which are scheduled to mature during the next twelve months ending June 30, 2001, is approximately $60.8 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remain with us.

         At June 30, 2001, we had loan commitments outstanding of $22.7 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                            Three Months Ended          Nine Months Ended
                                                                  June 30                     June 30
                                                                  -------                     -------
                                                           2001(1)       2000(1)       2001(1)        2000(1)
                                                           -------       -------       -------        -------
                                                                              (Unaudited)


Basic earnings per share .......................           $0.27          $0.30         $0.80          $0.81
Diluted earnings per share......................           $0.26          $0.29         $0.77          $0.78
Return on average assets........................            1.12%          1.35%         1.13%          1.27%
Return on average equity........................            9.67%         11.34%         9.57%         10.40%
Interest rate spread............................            2.77%          2.85%         2.73%          2.87%
Net interest margin.............................            3.51%          3.63%         3.51%          3.60%
Noninterest expense to average assets...........            2.08%          1.81%         2.01%          1.95%
Net charge-offs to average outstanding loans....
                                                            0.04%          0.04%         0.02%          0.05%



                                                             June 30       September 30
                                                              2001              2000
                                                            --------       ------------
                                                               (Dollars in thousands)
                                                                   (Unaudited)
Nonaccrual loans..........................................     $416             $960
Repossessed real estate...................................       26               --
                                                               ----             ----
Total nonperforming assets................................     $442             $960
                                                               ====             ====


Allowance for credit losses to nonperforming assets.......   212.42%           88.55%
Nonperforming loans to total loans........................     0.23%            0.57%
Nonperforming assets to total assets......................     0.22%            0.51%


Book value per share .....................................   $11.09           $10.49
                                                             ======           ======

------------------------
(1)  The ratios for the three- and nine-month periods are annualized

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.           Legal Proceedings
                  -----------------

                    Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at June 30, 2001. From time to time, the Corporation is a part to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                  *Incorporated  by  reference to the  Registrant's  Form 10-KSB filed with the SEC on December 9, 1994.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BEDFORD BANCSHARES, INC.

Date:    August 7, 2001                   By: /s/ Harold K. Neal
                                             ------------------
                                                  Harold K. Neal
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:    August 7, 2001                   By:  /s/ James W. Smith
                                               ------------------
                                                  James W. Smith
                                                  Vice President and Treasurer
                                                  (Principal Accounting and
                                                     Financial Officer)