Form 10KSB40
period 2001-09-30
BEDFORD BANCSHARES INC
filed 2001-12-14
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2001, OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the  transition  period from          to         .
                                                           --------    --------

Commission File Number:  0-24330

                            Bedford Bancshares, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Virginia                                                        54-1709924
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

125 West Main Street, Bedford, Virginia                            24523
--------------------------------------------------             --------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (540) 586-2590
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year $16,133,000.

         As of December 1, 2001, there were issued and outstanding 2,056,632 shares of the registrant's Common Stock.

         The registrant's voting stock is traded over-the-counter under the symbol "BFSB." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as reported by the Nasdaq National Market on December 1, 2001, was $20.8 million.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001. (Part II)
     2. Portions of Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year Ended September 30, 2001. (Part III)

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

         The Bank is a federally chartered stock savings bank headquartered in Bedford, Virginia and is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks in the FHLB System.

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


                                                     September 30,
                                    --------------------------------------------
                                             2001                 2000
                                    -----------------------  -------------------
                                                 Percent of           Percent of
                                      Amount       Total      Amount    Total
                                      ------       -----      ------    -----
                                                   (Dollars in Thousands)
Real estate:
  Residential:
    One- to four-family...........  $118,906       61.85%   $112,411     62.74%
    Multi-family..................     2,408        1.25       3,083      1.72
    Commercial....................    12,405        6.45       7,891      4.40
    Construction..................    17,701        9.21      19,844     11.08
    Land..........................     5,073        2.64       5,755      3.21
Consumer and commercial business..    35,762       18.60      30,183     16.85
                                    --------      ------    --------    ------
      Total loans.................   192,255      100.00%    179,167    100.00%
                                                  ======                ======
Less:
  Loans-in-process................     6,607                   8,438
  Allowance for credit losses.....       981                     850
  Unearned discounts, premium,
    deferred loan fees, net.......       262                     287
                                    --------                --------
      Total loans, net............  $184,405                $169,592
                                    ========                ========

Loan Maturity Tables

The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $62.0 million for the year ended September 30, 2001. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.

                                                                 Due after
                                                  Due within     1 through       Due after
                                                    1 year        5 years         5 years      Total
                                                    ------        -------         -------      -----
                                                                      (In Thousands)

One- to four-family residential real estate....      $    82      $ 1,031        $117,793    $118,906
Multi-family residential real estate...........            -            -           2,408       2,408
Commercial real estate.........................            -          196          12,209      12,405
Construction, net of loans in process..........        9,729        1,349              35      11,113
Land...........................................            -          385           4,669       5,054
Consumer and commercial business...............        5,797       15,259          14,706      35,762
                                                     -------      -------        --------    --------
Total..........................................      $15,608      $18,220        $151,820    $185,648
                                                     =======      =======        ========    ========

         The following table sets forth the dollar amount at September 30, 2001 of all loans due after September 30, 2002, which have fixed interest rates and floating or adjustable interest rates.


                                                 Floating or
                             Fixed Rates      Adjustable Rates      Total
                             -----------      ----------------      -----
Real estate loans:                             (In Thousands)
   One- to four-family......     $22,417           $ 96,407      $118,824
   Multi-family.............          95              2,313         2,408
   Commercial real estate...       3,554              8,851        12,405
   Construction.............         383              1,001         1,384
   Land.....................       3,731              1,323         5,054
Consumer and commercial
  business..................      12,975             16,990        29,965
                                 -------           --------      --------
  Total.....................     $43,155           $126,885      $170,040
                                 =======           ========      ========


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

         Loan Commitments. The Registrant issues written, formal commitments as to interest rate to prospective borrowers on all real estate loans at the date of application. The interest rate commitment is good for 60 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the 60 day period to close the loan at the interest rate committed. At September 30, 2001, the Registrant had $2.6 million of commitments to originate mortgage loans, $7.8 million in unfunded home equity loans and $8.6 million in unfunded commercial lines of credit.

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

         The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant had no loans categorized as impaired loans and troubled debt restructurings. Additionally, there were no accruing loans that were delinquent more than 90 days. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $17,300 for the year ended September 30, 2001.


                                                             At September 30,
                                                            -------------------
                                                            2001           2000
                                                            ----           ----
                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family residential real estate.......        $451           $517
  Land..............................................          --            336
  Consumer and commercial business loans............          63            107
                                                            ----           ----
Total non-accrual loans.............................        $514           $960
                                                            ====           ====
Real estate owned...................................        $ 94           $ --
                                                            ====           ====
Total non-performing assets.........................        $608           $960
                                                            ====           ====
Total non-accrual loans to total loans..............        .28%           .56%
                                                            ====           ====

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


                                   At September 30, 2001
                                   ---------------------
                                      (In Thousands)

Special Mention                            $ --
Substandard                                 507
Doubtful                                      4
Loss                                          3
                                           ----
                                           $514
                                           ====

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


                                                At or For the Year Ended
                                                ------------------------
                                                     September 30,
                                                -----------------------
                                                 2001              2000
                                                 ----              ----
                                                (Dollars in thousands)

Allowance balance (at beginning of period) ..   $ 850            $ 804
                                                -----            -----
 Charge-offs:
   One- to four-family ......................      --               --
   Multi-family .............................      --               --
   Commercial real estate ...................      --               --
   Construction and land ....................      --               --
   Consumer and commercial business .........      40              140
                                                -----            -----
     Total charge-offs ......................     (40)            (140)
  Recoveries ................................      21               66
  Provision .................................     150              120
                                                -----            -----
Allowance balance (at end of period) ........   $ 981            $ 850
                                                =====            =====

Ratios of net charge-offs during the period
  to average loans outstanding during the
  period ....................................     .01%             .05%
                                                =====            =====
Ratio of allowance for credit losses to total
  loans at the end of the period ............     .53%             .50%
                                                =====            =====
Ratio of allowance for credit losses to non-
  performing assets at the end of the
  period ....................................     161%              89%
                                                =====            =====

         Analyses of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                                At September 30,
                                ------------------------------------------------
                                      2001                       2000
                                ---------------------      --------------------
                                           Percent of               Percent of
                                         Loans in Each             Loans in Each
                                          Category to               Category to
                                Amount    Total Loans      Amount   Total Loans
                                ------    -----------      ------   -----------
                                          (Dollars in Thousands)

One- to four-family...........    $350       61.85%         $304       62.74%
Multi-family..................      10        1.25            10        1.72
Commercial real estate........     120        6.45            90        4.40
Construction..................      70        9.22            70       11.08
Land..........................      45        2.63            45        3.21
Consumer and commercial
 business.....................     386       18.60           331       16.85
                                  ----      ------          ----      ------
  Total.......................    $981      100.00%         $850      100.00%
                                  ====      ======          ====      ======

Investment and Mortgage-backed Securities Activities

         Investment Securities. The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets which may be invested in specified short-term securities and certain other investments. The OTS, however, does not prescribe by regulation to a minimum amount or percentage of liquid assets. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Registrant's loan origination and other activities.

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2001, the Company had securities classified as "held to maturity", including FHLB stock, and "available for sale" in the amount of $2,804,000 and $7,132,000, respectively. At September 30, 2001, the Company had no securities classified as "trading."
Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2001, the Company had securities available for sale with an amortized cost of $7,035,000 and market value of $7,132,000 (unrealized gain of $97,000). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

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

         Securities Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated:


                                                              At September 30,
                                                              ------------------
                                                               2001       2000
                                                              ------     ------
                                                                (In thousands)
Investment securities and mortgage backed securities:
  Held to maturity:
    Mortgage backed securities.........................       $    4     $    7
    FHLB stock.........................................        2,300      1,900
    U.S. Government and agency obligations.............          500        500
                                                              ------     ------
      Total held to maturity...........................        2,804      2,407
                                                              ------     ------
Available for sale:
    U.S. Government and agency obligations.............        7,079      6,802
    Marketable equity securities and other.............           53        103
                                                              ------     ------
      Total available for sale.........................        7,132      6,905
                                                              ------     ------
      Total ...........................................       $9,936     $9,312
                                                              ======     ======

         Investment Yields and Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Registrant's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities as of September 30, 2001.

                         One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Securities
                         -----------------  ------------------ -----------------  -------------------  ---------------------------
                                  Weighted            Weighted          Weighted            Weighted              Weighted
                         Carrying  Average  Carrying   Average Carrying  Average  Carrying  Average      Carrying  Average Market
                          Value     Yield    Value      Yield    Value    Yield     Value    Yield        Value     Yield   Value
                         -------    -----   -------    -------  -------  -------   -------  -------      -------   ------- ------
                                                             (Dollars in thousands)
Held to maturity:
    Mortgage-backed
      securities........ $    4      8.44%   $    -         -%  $    -        -%  $     -         -%     $    4      8.44% $    4
    FHLB stock..........  2,300      6.75         -         -        -        -         -         -       2,300      6.75   2,300
    U.S. government
      and agency
      obligations.......    500      7.05         -         -        -        -         -         -         500      7.05     524
Available for sale:
    U.S. Government
      and agency
      obligations ......  6,031      6.70     1,048      7.02        -        -         -         -       7,079      6.77   7,079
    Marketable
      equity
      securities
      and other.........     53         -         -         -        -        -         -         -          53         -      53
                         ------              ------             ------            -------                ------            ------
Total................... $8,888      6.76%   $1,048      7.02%  $    -        -%  $     -        -%      $9,936      6.79% $9,960
                         ======     =====    ======     =====   ======    =====   =======    =====       ======      ====  ======

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

         Deposits. Customer deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including negotiable order of withdrawal accounts ("NOW") (including interest-bearing and noninterest-bearing), passbook and statement savings, money market deposit, term certificate accounts and Individual Retirement Accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. At September 30, 2001, the Registrant had no brokered deposits.

         Certificates of Deposit of $100,000 or More. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 2001.


                                                             Amount
                                                             ------
         Maturity Period                                 (In thousands)
         ---------------
         Within three months...................             $ 3,852
         Three through six months..............               2,937
         Six through twelve months.............               6,920
         Over twelve months....................               6,591
                                                            -------
             Total.............................             $20,300
                                                            =======

         Borrowings. While deposits are the primary source of funds for the Registrant's lending and investment activities and for its general business purposes, the Registrant also obtains advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are secured by the Registrant's first mortgage loans. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following tables sets forth the maximum month-end balance and the average balance of short term FHLB advances for the periods indicated.

                                                        During the Year Ended
                                                           September 30,
                                                      ------------------------
                                                        2001             2000
                                                      --------         -------
                                                           (In thousands)
Maximum amount of short-term borrowings
outstanding at any month end:
  Advances from Federal Home Loan Bank..........      $19,000          $22,000
Approximate average short-term borrowings
outstanding with respect to:
  Advances from Federal Home Loan Bank..........      $15,159          $14,399
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank..........         5.61%            6.33%


Employees

         At September 30, 2001, the Registrant had 49 full-time and 4 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 2000, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2001. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2001, the Registrant's lending limit for loans to one borrower was approximately $5.3 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2001, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At September 30, 2001, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At September 30, 2001, the Bank was in compliance with its QTL requirement, with approximately 80% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At September 30, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

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

               1. The consolidated balance sheets of Bedford Bancshares, Inc. and subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2001, together with the related notes and the independent auditors' report of BDO Seidman, LLP independent certified public accountants.

               2.   Schedules omitted as they are not applicable.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                    (a)  List of Exhibits:

                          3(i)   Restated Articles of Incorporation of Bedford Bancshares, Inc. *
                          3(ii)  Bylaws of Bedford Bancshares, Inc. *
                          4      Specimen Stock Certificate *
                         10.1    1994 Stock Option Plan *
                         10.2    Recognition and Retention Plan and Trust Agreement *
                         10.3    Employment Agreement between the Registrant and Harold K. Neal *
                         13      Portions of the 2001 Annual Report to Stockholders
                         21      Subsidiaries of the Registrant (See "Item  1- Description of Business)
                         23      Consent of BDO Seidman, LLP



---------------------
* Incorporated by reference to the Registrant's Form 10-KSB filed with the SEC on December 9, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 14, 2001.

                                       BEDFORD BANCSHARES, INC.


                                       By: /s/Harold K. Neal
                                           -------------------------------------
                                           Harold K. Neal, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of December 14, 2001.


By:  /s/Harold K. Neal                                    By: /s/Hugh H. Bond
   --------------------------------------------------         ------------------------------------
     Harold K. Neal                                           Hugh H. Bond
     President, Chief Executive                               Chairman of the Board
     Officer and Director
     (Principal Executive Officer)



By:  /s/James W. Smith                                    By: /s/George N. Cooper
   --------------------------------------------------         ------------------------------------
     James W. Smith                                           George N. Cooper
     Vice President, Treasurer and Comptroller                Director
     (Principal Financial and Accounting Officer)



By:  /s/Macon C. Putney                                   By: /s/Harry W. Garrett, Jr.
   --------------------------------------------------         ------------------------------------
     Macon C. Putney                                          Harry W. Garrett, Jr.
     Director                                                 Director



By:  /s/William P. Pickett                                By: /s/William T. Powell
   --------------------------------------------------         ------------------------------------
     William P. Pickett                                       William T. Powell
     Director                                                 Director



By:  /s/Jennie T. Allman
   --------------------------------------------------
     Jennie T. Allman
     Director
