Form 10QSB
period 2001-12-31
BEDFORD BANCSHARES INC
filed 2002-02-04
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at January 30, 2002:  2,042,454

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


PART I    FINANCIAL INFORMATION                                             PAGE
------    ---------------------                                             ----

Item 1    Financial Statements

          Consolidated Statements of Financial Condition at December 31
          (unaudited) and September 30, 2001                                   3

          Consolidated Statements of Income for the three months ended
          December 31, 2001 and 2000 (unaudited)                               4

          Consolidated Statements of Comprehensive Income for the
          three months ended December 31, 2001 and 2000 (unaudited)            5

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 2001 and 2000 (unaudited)                         6

          Notes to Unaudited Interim Consolidated Financial Statements         7

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8


PART II   OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings                                                   12

Item 2    Changes in Securities                                               12

Item 3    Defaults upon Senior Securities                                     12

Item 4    Submission of Matters to a Vote of Security Holders                 12

Item 5    Other Information                                                   12

Item 6    Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                            December 31 September 30
                                                                                 2001         2001
                                                                            ----------- ------------
                                                                                (In Thousands)
Assets
------
Cash and cash equivalents ...............................................   $   9,442    $  16,761
Investment securities held to maturity (estimated market value of
$518 and $528) ..........................................................         504          504
Investment securities available for sale, at market value ...............      14,963        7,132
Investment in Federal Home Loan Bank stock, at cost .....................       2,450        2,300
Loans receivable, net ...................................................     192,331      184,405
Foreclosed real estate, net .............................................          26           94
Property and equipment, net .............................................       1,256        1,273
Accrued interest receivable .............................................       1,271        1,093
Deferred income taxes ...................................................         225          159
Other assets ............................................................         574          584
                                                                            ---------    ---------
    Total assets ........................................................   $ 223,042    $ 214,305
                                                                            =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits ................................................................   $ 150,361    $ 149,167
Advances from the Federal Home Loan Bank ................................      48,000       40,000
Advances from borrowers for taxes and insurance .........................         447          717
Dividends payable .......................................................         225          227
Other liabilities .......................................................         698          891
                                                                            ---------    ---------
    Total liabilities....................................................     199,731      191,002
                                                                            ---------    ---------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and           -            -
outstanding, none
Common stock, par value, $.10 per share, authorized 2,750,000 shares;
issued and outstanding 2,042,774 at December 31, 2001 and 2,063,453 at
September 30, 2001 ......................................................         204          206
Additional paid in capital ..............................................      10,104       10,171
Retained earnings, substantially restricted .............................      13,443       13,275
Accumulated other comprehensive income (loss) ...........................         (48)          60
Less stock acquired by ESOP and RRP .....................................        (392)        (409)
                                                                            ---------    ---------
    Total stockholders' equity...........................................      23,311       23,303
                                                                            ---------    ---------
    Total liabilities and stockholders' equity ..........................   $ 223,042    $ 214,305
                                                                            =========    =========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three Months Ended
                                                                December 31
                                                             2001           2000
                                                           ------         ------
                                                          (Dollars in Thousands,
                                                          Except Per Share Data)
Interest Income:
 Loans..............................................       $3,580         $3,391
 U.S. Government Obligations including agencies.....          290            160
 Other investments, including overnight deposits..             48             49
                                                           ------         ------
    Total interest income...........................        3,918          3,600
                                                           ------         ------
Interest Expense:
 Deposits...........................................        1,424          1,485
 Borrowed funds.....................................          597            535
                                                           ------         ------
    Total interest expense..........................        2,021          2,020
                                                           ------         ------
    Net interest income.............................        1,897          1,580
Provision for credit losses.........................           45             30
                                                           ------         ------
 Net interest income after provision for credit
 Losses.............................................        1,852          1,550
                                                           ------         ------
Noninterest income:
 Service charges and fees on loans..................          249            120
 Other customer service fees and
 Commissions........................................          124             96
 Other..............................................           14             10
                                                           ------         ------
    Total noninterest income........................          387            226
                                                           ------         ------
Noninterest expense:
 Personnel compensation and benefits................          685            517
 Occupancy and equipment............................          104            105
 Data Processing....................................          125            118
 Federal insurance of accounts......................            6              6
 Advertising........................................           31             36
 Professional fees..................................           80             82
 Other..............................................          116             98
                                                           ------         ------
    Total noninterest expense.......................        1,147            962
                                                           ------         ------
    Income before income taxes......................        1,092            814
 Provision for income taxes.........................          415            309
                                                           ------         ------
   Net income.......................................       $  677         $  505
                                                           ======         ======

Basic earnings per share............................        $0.33          $0.24
                                                            =====          =====

Diluted earnings per share..........................        $0.32          $0.23
                                                            =====          =====

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                              Three Months Ended
                                                                 December 31
                                                             2001           2000
                                                             ----           ----
                 .                                        (Dollars in Thousands,
                                                          Except Per Share Data)

Net Income..............................................     $677           $505

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
    available for sale.................................      (108)           106
                                                             ----           ----
Comprehensive income....................................     $569           $611
                                                             ====           ====

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months Ended
                                                                         ------December 31------
                                                                              2001        2000
                                                                              ----        ----
                                                                          (Dollars in Thousands)
Operating activities:
 Net Income ...........................................................   $    677    $    505
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ........................................         45          30
   Provision for depreciation and amortization ........................         42          45
   Amortization of investment security premiums and accretion of
   discounts, net .....................................................         (5)         (2)
   (Gain) loss on sale of loans, investments and foreclosed
      real estate......................................................         (8)          -
   (Increase) decrease in accrued interest receivable .................       (178)        (98)
   (Increase) decrease in other assets ................................         10        (465)
   Increase (decrease) in other liabilities ...........................       (193)        869
                                                                          --------    --------
    Net cash provided by (used in) operating activities ...............        390         884
                                                                          --------    --------

Investing activities:
   Proceeds from the maturities of investments available for sale .....      1,014       1,000
   Purchases of investment securities available for sale ..............     (9,000)     (1,500)
   Purchase of Federal Home Loan Bank stock ...........................       (150)        (50)
   Net increase in loans to customers .................................     (7,926)     (6,068)
   Principal collected on mortgage-backed securities ..................          1           1
   Purchases of premises, equipment and leasehold improvements ........        (25)        (27)
   Net (increase) decrease in foreclosed real estate ..................         68         (26)
                                                                          --------    --------
    Net cash provided by (used in) investing activities ...............    (16,018)     (6,670)
                                                                          --------    --------
Financing activities:
   Dividends paid .....................................................       (227)       (215)
   Net increase (decrease) in customer deposits .......................      1,194         (14)
   Proceeds from (repayments of) advances and other borrowed money ....      8,000       5,000
   Repurchase of stock ................................................       (462)       (116)
   Stock options exercised ............................................         74           -
   Net increase (decrease) in advance payments from borrower
     for taxes and insurance ..........................................       (270)       (316)
                                                                          --------    --------
    Net cash provided by financing activities .........................      8,309       4,339
                                                                          --------    --------
    Increase (decrease) in cash and cash equivalents ..................     (7,319)     (1,447)
Cash and cash equivalents at beginning of period ......................     16,761       5,512
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  9,442    $  4,065
                                                                          ========    ========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                December 31, 2001


NOTE 1:  BASIS OF PRESENTATION
-------  ---------------------

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended December 31, 2001 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2001.

NOTE 2:  EARNINGS PER SHARE
-------  ------------------


Earnings per share is calculated as follows:

                                                  Three Months Ended
                                                      December 31
                                                   2001         2000
                                                ----------   ----------
Basic Earnings Per Share:
-------------------------
Net Income ..................................   $  677,000   $  505,000
                                                ==========   ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (45,334 and 61,334 at
December 31, 2001 and 2000, respectively) ...    2,028,059    2,086,141
                                                ==========   ==========

Basic Earnings Per Share ....................   $     0.33   $     0.24
                                                ==========   ==========

Diluted Earnings Per Share;
---------------------------
Net Income ..................................   $  677,000   $  505,000
                                                ==========   ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (45,334 and 61,334
At December 31, 2001 and 2000, respectively)     2,028,059    2,086,141
  Dilutive effect of RRP Plan shares ........          370          444
  Dilutive effect of Stock Options ..........       86,810       64,938
                                                ----------   ----------
Average Shares Outstanding ..................    2,115,239    2,151,523
                                                ==========   ==========

Diluted Earnings Per Share ..................   $     0.32   $     0.23
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

FINANCIAL CONDITION
-------------------

         At December 31, 2001, consolidated assets totaled $223.0 million, an increase of $8.7 million from September 30, 2001. The asset expansion was reflected in growth of the loan portfolio which increased $7.9 million. Funding for the asset growth was provided by an $8.0 million increase in FHLB advances and a $1.2 million increase in deposits.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended December 31, 2001 increased $172,000 to $677,000 from $505,000 for the comparable quarter of fiscal 2001. A 20.1% increase in net interest income and an increase of 71.2% in noninterest revenues, partially offset by a 19.3% rise in noninterest expenses, resulted in the higher level of earnings.

         Interest Income. Interest income totaled $3.9 million for the three months ended December 31, 2001, compared to $3.6 million earned in the three months ended December 31, 2000. Interest income on loans increased $189,000 due to a 9.2% increase in average volume, partially offset by a 26 basis point decline in the yield, primarily due to lower market rates. Interest on investments increased $129,000 due primarily to a $10.8 million rise in the level of average investment securities.

         Interest Expense. Interest expense totaled $2.0 million for the three months ended December 31, 2001, relatively unchanged from the interest expense for the three months ended December 31, 2000. An increase of $62,000 in interest on FHLB advances, due to a higher average outstanding, was offset by a $61,000 decline in interest on deposits. The reduction in interest on deposits was due to a 79 basis point decline in the average rate paid on interest bearing liabilities, partially offset by a 13.9% rise in the average balance of interest bearing liabilities.

         Net Interest Income. For the three months ended December 31, 2001, net interest income was $1.9 million, up $317,000 from the net interest income earned in the same three months of 2000. For the three months ended December 31, 2001, our net interest rate spread and net interest margin increased to 2.94% and 3.61%, respectively, compared to 2.64% and 3.46%, respectively for the same period of 2000.

         Provision for Loan Losses. The provision for loan losses was $45,000 for the three months ended December 31, 2001, up $15,000 from the provision recorded in the comparable quarter of fiscal 2001. Increases in the commercial and consumer loan portfolios precipitated the increase in the provision for loan losses for the three months ended December 31, 2001. Based upon the quality of the Bank's loan portfolio, the relatively stable local economy and the level of nonperforming assets, management believes the allowance for loan losses is adequate to absorb any anticipated credit losses at December 31, 2001. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments and thus there can be no assurance that additional provisions for loan losses will not be required.

         Noninterest income. For the three months ended December 31, 2001, noninterest income was $387,000, up 70.8% from the $226,000 for the comparable 2000 period. Service charges and fees on loans were up $129,000 to $249,000 for the first quarter of fiscal 2002 from $120,000 for the comparable period of fiscal 2001 due primarily to a 55.7% increase in the number of loans closed. Other fees and commissions were up 29.4% to $124,000 for the three months ended December 31, 2001 from $96,000 for the comparable period of 2000 due primarily to a $19,000 increase in income from checking.

         Noninterest expense. Noninterest expense was $1,147,000 for the three months December 31, 2001, up 19.3% from $962,000 for the comparable 2000 period. Compensation and benefits totaled $685,000, up 32.5% from the $517,000 for the three months ended December 31, 2000, primarily due to payments related to the Bank's employee incentive plan, additional staffing and merit increases. Data processing expense was $125,000, up 6.1% from the comparable 2000 period, due primarily to an increased volume of transactions. Advertising expense totaled $31,000 for the three months ended December 31, 2001, down 15.0% from the comparable period of 2000 which included promotions for the New London branch opening.

         Provision for Income Taxes. The provision for income taxes was $415,000 for the three months ended December 31, 2001, up 34.1% from the $309,000 provision recorded in the same three months of fiscal 2001. The primary reason for the increase was the increased level of taxable income.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of December 31, 2001. (Dollar amounts in thousands).

                                                        December 31, 2001
                                                        ------------------
                                                                  Percentage
                                                                   of assets
                                                                ------------

GAAP Capital..................................       $21,799            9.78%
                                                     =======           =====

Tangible capital..............................       $21,847            9.80%
Tangible capital requirement..................         3,343            1.50%
                                                     -------           -----
Excess........................................       $18,504            8.30%
                                                     =======           =====

Core capital..................................       $21,847            9.80%
Core capital requirement......................         8,916            4.00%
                                                     -------           -----
Excess........................................       $12,931            5.80%
                                                     =======           =====

Total risk-based capital (1)..................       $22,814           16.45%
Total risk-based capital requirement (1)......        11,093            8.00%
                                                     -------           -----
Excess........................................       $11,721            8.45%
                                                     =======           =====

-----------------------------
(1)      Based on risk-weighted assets of $138,667

         Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as increased interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.


LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of December 31, 2001, such borrowed funds totaled $48 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The amount of certificate accounts, which are scheduled to mature during the next twelve months ending December 31, 2002, is approximately $71 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remains with us.

         At December 31, 2001, we had loan commitments outstanding of $26.9 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                        Three Months Ended
                                                            December 31
                                                      -----------------------
                                                          2001(1)    2000(1)
                                                          -------    -------
                                                              (Unaudited)

Basic earnings per share ..........................   $     0.33 $     0.24
Diluted earnings per share ........................   $     0.32 $     0.23
Return on average assets ..........................         1.25%      1.07%
Return on average equity ..........................        11.57%      8.88%
Interest rate spread ..............................         2.94%      2.64%
Net interest margin ...............................         3.61%      3.46%
Noninterest expense to average assets .............         2.12%      2.03%
Net charge-offs to average outstanding loans.......          .02%       .01%



                                                      December 31   September 30
                                                         2001           2001
                                                      --------      ------------
                                                        (DOLLARS IN THOUSANDS)
                                                             (Unaudited)

Nonaccrual loans ..................................   $   888        $   514
Repossessed real estate ...........................        26             94
                                                      -------        -------
Total nonperforming assets ........................   $   914        $   608
                                                      =======        =======


Allowance for credit losses to nonperforming assets    111.51%        161.35%
Nonperforming loans to total loans ................      0.46%          0.28%
Nonperforming assets to total assets ..............      0.41%          0.28%


Book value per share ..............................   $ 11.41        $ 11.29
                                                      =======        =======

--------------
(1)      The ratios for the three month periods are annualized

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.        Legal Proceedings
               -----------------

               Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at December 31, 2001. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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



                                        BEDFORD BANCSHARES, INC.

Date:    February 4, 2002                   By:  /s/ Harold K. Neal
                                                 ------------------
                                                 Harold K. Neal
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:    February 4, 2002                   By:  /s/ James W. Smith
                                                 ------------------
                                                 James W. Smith
                                                 Vice President and Treasurer
                                                 (Principal Accounting and
                                                    Financial Officer)