Form 10QSB
period 2002-03-31
BEDFORD BANCSHARES INC
filed 2002-05-09
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 9, 2002: 1,999,242

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

PART I            FINANCIAL INFORMATION                                                                  PAGE
------            ---------------------                                                                  ----
  Item 1          Financial Statements

                  Consolidated Statements of Financial Condition at March 31, 2002(unaudited)
                  and September 30, 2001                                                                    3

                  Consolidated Statements of Income for the three and six months ended March 31,
                  2002 and 2001 (unaudited)                                                                 4

                  Consolidated Comprehensive Statements of Income for the three and six months
                  ended March 31, 2002 and 2001 (unaudited)                                                 5

                  Consolidated Statements of Cash Flows for the six months ended March 31, 2002
                  and 2001 (unaudited)                                                                      6

                  Notes to Unaudited Interim Consolidated Financial Statements                              7

  Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                8


PART II           OTHER INFORMATION
-------           -----------------

  Item 1          Legal Proceedings                                                                        13

  Item 2          Changes in Securities                                                                    13

  Item 3          Defaults upon Senior Securities                                                          13

  Item 4          Submission of Matters to a Vote of Security Holders                                      13

  Item 5          Other Information                                                                        13

  Item 6          Exhibits and Reports on Form 8-K
                                                                                                           13

SIGNATURES                                                                                                 14

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                        March 31         September 30
                                                                                           2002              2001
                                                                                         --------           -------
                                                                                               (In Thousands)
                                                                                       (Unaudited)
Assets
------
Cash and cash equivalents.......................................................         $13,440             $16,761
Investment securities held to maturity (estimated market value of
$508 and $506).................................................................              503                 504
Investment securities available for sale, at market value......................           14,981               7,132
Investment in Federal Home Loan Bank stock, at cost............................            2,600               2,300
Loans receivable, net..........................................................          204,867             184,405
Foreclosed real estate, net....................................................               26                  94
Property and equipment, net....................................................            1,260               1,273
Accrued interest receivable....................................................            1,390               1,093
Deferred income taxes..........................................................              410                 159
Other assets...................................................................              526                 584
                                                                                        --------            --------
    Total assets...............................................................         $240,003            $214,305
                                                                                        ========            ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits.......................................................................         $163,303            $149,167
Advances from the Federal Home Loan Bank.......................................           52,000              40,000
Advances from borrowers for taxes and insurance................................              735                 717
Dividends payable..............................................................              242                 227
Other liabilities..............................................................              540                 891
                                                                                        --------            --------
    Total liabilities..........................................................          216,820             191,002
                                                                                        --------            --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and                     --                  --
outstanding, none
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued and outstanding 2,009,292 at March 31, 2002 and 2,063,453 at September 30, 2001
                                                                                             201                 206
Additional paid in capital.....................................................            9,978              10,171
Retained earnings, substantially restricted....................................           13,721              13,275
Accumulated other comprehensive income (loss)..................................             (349)                 60
Less stock acquired by ESOP and RRP............................................             (368)               (409)
                                                                                        --------            --------
    Total stockholders' equity.................................................           23,183              23,303
                                                                                        --------            --------
    Total liabilities and stockholders' equity.................................         $240,003            $214,305
                                                                                        ========            ========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                 March 31                      March 31
                                                            2002           2001          2002            2001
                                                           ------         ------        ------          ------
                                                               (Dollars in Thousands, Except Per Share Data)
Interest Income:
 Loans..............................................       $3,538         $3,555        $7,118          $6,946
 U.S. Government Obligations including agencies.....          231            119           521             242
 Other investments, including overnight deposits....          115             82           163             168
                                                           ------         ------        ------          ------
    Total interest income...........................        3,884          3,756         7,802           7,356
                                                           ------         ------        ------          ------
Interest Expense:
 Deposits...........................................        1,376          1,482         2,800           2,967
 Borrowed funds.....................................          615            590         1,212           1,125
                                                           ------         ------        ------          ------
    Total interest expense..........................        1,991          2,072         4,012           4,092
                                                           ------         ------        ------          ------
    Net interest income.............................        1,893          1,684         3,790           3,264
Provision for credit losses.........................          100             45           145              75
                                                           ------         ------        ------          ------
 Net interest income after provision for credit
 Losses.............................................        1,793          1,639         3,645           3,189
                                                           ------         ------        ------          ------
Noninterest income:
 Service charges and fees on loans..................          387            111           636             231
 Other customer service fees and
   commissions......................................          119             98           243             194
 Other..............................................           64             36            78              46
                                                           ------         ------        ------          ------
    Total noninterest income........................          570            245           957             471
                                                           ------         ------        ------          ------
oninterest expense:
 Personnel compensation and benefits................          580            493         1,265           1,010
 Occupancy and equipment............................          133            104           237             209
 Data Processing....................................          114            121           239             239
 Federal insurance of accounts......................            7              7            13              13
 Advertising........................................           31             27            62              63
 Professional fees..................................           64             71           144             153
 Other..............................................          165            116           281             214
                                                           ------         ------        ------          ------
    Total noninterest expense.......................        1,094            939         2,241           1,901
                                                           ------         ------        ------          ------
    Income before income taxes......................        1,269            945         2,361           1,759
 Provision for income taxes.........................          429            358           844             667
                                                           ------         ------        ------          ------
   Net income.......................................       $  840         $  587        $1,517          $1,092
                                                           ======         ======        ======          ======

Basic earnings per share............................        $0.43          $0.29         $0.76           $0.53
                                                            =====          =====         =====           =====

Diluted earnings per share..........................        $0.41          $0.28         $0.73           $0.51
                                                            =====          =====         =====           =====

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                       Comprehensive Statements of Income
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                                  March 31                    March 31
                                                             2002           2001          2002           2001
                                                             ----           ----         -----           ----
                                                              (Dollars in Thousands, Except Per Share Data)

Net Income..............................................     $840           $587        $1,517         $1,092

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale...................................     (301)            36          (409)           142
                                                             ----           ----        ------         ------

Comprehensive income....................................     $539           $623        $1,108         $1,234
                                                             ====           ====        ======         ======

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  March 31
                                                                              2002         2001
                                                                              ----         ----

                                                                           (Dollars in Thousands)
Operating activities:
 Net Income ...........................................................   $  1,517    $  1,092
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ........................................        145          75
   Provision for depreciation and amortization ........................         93          90
   Amortization of investment security premiums and accretion of
   discounts, net .....................................................          9           4
   (Increase) decrease in deferred income taxes .......................         23          87
   (Gain) loss on sale of loans, investments and foreclosed real estate        (41)         (3)
   (Increase) decrease in accrued interest receivable .................       (297)          7
   (Increase) decrease in other assets ................................         58        (237)
   Increase (decrease) in other liabilities ...........................       (351)         25
                                                                          --------    --------
    Net cash provided by (used in) operating activities ...............      1,156       1,140
                                                                          --------    --------
Investing activities:
   Proceeds from the sale of available for sale investment securities .      2,051       2,500
   Proceeds from maturities of available for sale investment securities         --       2,500
   Purchases of available for sale investment securities ..............    (10,500)     (5,000)
   Purchase of Federal Home Loan Bank stock ...........................       (300)       (200)
   Net increase in loans to customers .................................    (20,593)    (11,233)
   Principal collected on mortgage-backed securities ..................          1           1
   Purchases of premises, equipment and leasehold improvements ........        (80)        (74)
   Net (increase) decrease in foreclosed real estate ..................         68         (26)
                                                                          --------    --------
    Net cash provided by (used in) investing activities ...............    (29,353)    (11,532)
                                                                          --------    --------
Financing activities:
   Dividends paid .....................................................       (437)       (430)
   Net increase (decrease) in customer deposits .......................     14,136       5,043
   Proceeds from (repayments of) FHLB advances ........................     12,000       6,000
   Vesting of RRP shares ..............................................         42          18
   Repurchase of stock ................................................     (1,008)       (170)
   Stock options exercised ............................................        102          --
   Net increase (decrease) in advance payments from borrower for taxes
   and insurance ......................................................         18         (52)
   Other, net .........................................................         23           9
                                                                          --------    --------
    Net cash provided by financing activities .........................     24,876      10,418
                                                                          --------    --------
    Increase (decrease) in cash and cash equivalents ..................     (3,321)         26
Cash and cash equivalents at beginning of period ......................     16,761       5,512
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $ 13,440    $  5,538
                                                                          ========    ========

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2002


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended March 31, 2002 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2001.

NOTE 2:  EARNINGS PER SHARE
-------  ------------------

Earnings per share are calculated as follows:

                                                              Three Months Ended              Six Months Ended
                                                                   March 31                     March 31
                                                              ------------------              ----------------
                                                              2002          2001             2002          2001
                                                              ----          ----             ----          ----
Basic Earnings Per Share:
Net Income............................................       $840,000      $587,000     $1,517,000      $1,092,000
                                                             ========      ========     ==========      ==========
Average Shares Outstanding, Net of
Unallocated ESOP Shares (45,334 and    61,334 at
March 31, 2002 and 2001, respectively)................
                                                            1,984,527     2,070,618      2,006,532       2,078,465
                                                            =========     =========      =========       =========
Basic Earnings Per Share..............................          $0.43         $0.29          $0.76           $0.53
                                                                =====         =====          =====           =====

Diluted Earnings Per Share;
Net Income............................................       $840,000      $587,000     $1,517,000      $1,092,000
                                                             ========      ========     ==========      ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (45,334 and
61,334 at March 31, 2001 and 2000,  respectively).....      1,984,527     2,070,618      2,006,532       2,078,465
  Dilutive effect of RRP Plan shares..................             --           505             --             499
  Dilutive effect of Stock Options....................         82,084        73,029         81,993          71,717
                                                            ---------     ---------      ---------       ---------
Average Shares Outstanding............................      2,066,611     2,144,152      2,088,525       2,150,681
                                                            =========     =========      =========       =========
Diluted Earnings Per Share............................          $0.41         $0.28          $0.73           $0.51
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

FINANCIAL CONDITION
-------------------

         At March 31, 2002, consolidated assets totaled $240.0 million, an increase of $25.7 million from September 30, 2001. Assets increased primarily due to the growth in the loan portfolio, which totaled $204.9 million at March 31, 2002, an increase of $20.5 million from September 30, 2001. Funding for the loan growth was provided by a $14.1 million rise in deposits and a $12.0 million increase in FHLB advances.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended March 31, 2002 increased $253,000, or 43.1%, to $840,000 from $587,000 for the comparable 2001 period..
Net income for the six months ended March 31, 2002, was $1,517,000, an increase of $425,000 or 38.9% from the $1,092,000 earned in the comparable 2001 period. The increase in net income for the three and six months ended March 31, 2002, was primarily caused by both higher net interest income and noninterest income.

         Interest Income. Interest income totaled $3.9 million for the three months ended March 31, 2002, a $128,000 increase from the $3.8 million for the comparable 2001 period. An $8.9 million increase in average investment securities, partially offset by a decline of 38 basis points in their yield, accounted for the most of the increase in interest income. Although average loans receivable increased $20.2 million, an 83 basis point decline in the yield on the loan portfolio offset most of the volume gain.

         For the six months ended March 31, 2002, interest income totaled $7.8 million, a $446,000 increase from the $7.4 million for the comparable 2001 period. An increase of $18.0 million in average loans receivable for the six months ended March 31, 2002 compared to the same six months of 2001 combined with an $8.4 million increase in average investment securities were the primary factors in the higher interest income.

         Interest Expense. Interest expense totaled $2.0 million for the three months ended March 31, 2002, an $81,000 decrease from the $2.1 million for the comparable 2001 period. Although average interest bearing liabilities of $191.2 million in the second quarter of fiscal 2002 reflected an increase of 18.5% from the average for the comparable quarter of fiscal 2001, a 98 basis point decline in their cost more than offset the growth and resulted in the lower interest expense.

         For the six months ended March 31, 2002, interest expense totaled $4.0 million, an $80,000 decrease from the $4.1 million for the comparable 2001 period. An 81 basis point decline in the cost of average interest bearing liabilities more than offset an increase of 16.5% in average bearing liabilities when comparing the six months ended March 31, 2002 to the same six months of fiscal 2001.

         Net Interest Income. For the three months ended March 31, 2002, net interest income was $1.9 million, up $209,000 from the net interest income earned in the same period of 2001. A 17.2% rise in the level of average interest earning assets was the primary reason for the increase in net interest income. For the three months ended March 31, 2002, the net interest spread and margin were 2.77% and 3.41%, respectively, compared to 2.79% and 3.56%, respectively, for the same period of 2001.

         For the six months ended March 31, 2002, net interest income was $3.8 million, up $526,000 from the net interest income earned in the same period of 2001. For the six months ended March 31, 2002, average earning assets were $216.1 million, up 16.0% from the average for the same period of 2001. For the six months ended March 31, 2002, the net interest spread and margin were 2.86% and 3.51%, respectively, compared to 2.71% and 3.50% for the same period of 2001.

         Provision for Loan Losses. The provision for loan losses was $100,000 for the three months ended March 31, 2002, compared to $45,000 for the same 2001 period. For the six months ended March 31, 2002 the provision for loan losses was $145,000 compared to $75,000 for the same period of 2001. During the second quarter of fiscal 2002, $79,000 of classified assets, previously rated substandard was reclassified as doubtful. This change combined with the strong growth of the loan portfolio were the primary reasons for the increased loan loss provisions. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the level of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for loan losses involves subjective judgment, and there can be no assurance that additional provisions for loan losses will not be required.

         Noninterest Income. For the three months ended March 31, 2002, noninterest income was $570,000, up $325,000 from the $245,000 for the comparable 2001 period. Service charges and fees on loans were up $276,000 to $387,000 for the second quarter of fiscal 2002 from $111,000 for the comparable period of fiscal 2001, due primarily to the strong level of mortgage loans originated during the quarter. In the second quarter of fiscal 2002, the bank originated 172 mortgage loans with an aggregate value of $22.6 million, compared to 71 loans with an aggregate value of $8.4 million for the comparable quarter of 2001. The lower interest rate environment allowed the Bank to offer very attractive rates on its adjustable rate mortgage products, which resulted in the increase volume. Other customer service fees and commissions increased $21,000 to $119,000 in the second quarter of fiscal 2002 from $98,000 for the same quarter of fiscal 2001 due primarily to the increase number of transaction accounts. Other noninterest income increased $28,000 to $64,000 for the three months ended March 31, 2002 from $36,000 for the comparable 2001 period due primarily to an increase of $21,000 in the gain realized on the sale of available for sale securities.

         For the six months ended March 31, 2002, noninterest income was $957,000 compared to $471,000 for the same period of 2001. Service charges and fees on loans were up $405,000 due to the much higher number and dollar amount of loans closed. Other customer service fees and commissions were up $49,000 due to a higher number of transaction accounts, while other noninterest income was up $32,000 due primarily to gains realized on the sale of available for sale securities.

Noninterest Expense. Noninterest expense totaled $1,094,000 for the three months ended March 31, 2002, compared to $939,000 for the same three months of fiscal 2001. Personnel compensation and benefits was up $87,000 due primarily to expenses associated with the employee incentive plan and general merit increases. Occupancy and equipment expense was up $29,000 due to furniture, fixture and equipment related expenses. Other noninterest expense was up $49,000 due primarily to the write-off of $33,000 of uncollectible NOW account overdrafts following an annual analysis of accounts in the process of collection.

         For the six months ended March 31, 2002, noninterest expense was $2,241,000, compared to $1,901,000 for the comparable period of 2001. Personnel compensation and benefits was up $255,000 due expenses associated with the employee incentive plan and general merit increases. Occupancy and equipment expense was up $28,000 due primarily to expenses related to furniture, fixture and equipment. Other noninterest expense was up $67,000 due primarily to a $33,000 write-off of NOW accounts, a $13,000 increase in payroll taxes and an increase of $9,000 in equity line related expenses.

         Provision for Income Taxes. The provision for income taxes was $429,000 for the three months ended March 31, 2002, up $71,000 from the $358,000 provision recorded in the same three months of fiscal 2001. The primary reason for the increase was the higher level of taxable income.

         For the six months ended March 31, 2002, the provision for income taxes was $844,000, up 26.5% from the $667,000 provision for the same period of fiscal 2001. A higher level of taxable income is the primary reason for the increase.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of March 31, 2002. (Dollar amounts in thousands).

                                                         March 31, 2002
                                                         --------------
                                                            Percentage
                                                            of assets
                                                            ---------

GAAP Capital.....................................    $22,349           11.29%
                                                     =======           ======

Tangible capital.................................    $22,698            9.45%
Tangible capital requirement.....................     $3,603            1.50%
                                                      ------            -----
Excess...........................................    $19,095            7.95%
                                                     =======            =====

Core capital.....................................    $22,698            9.45%
Core capital requirement.........................      9,609            4.00%
                                                       -----            -----
Excess...........................................    $13,089            5.45%
                                                     =======            =====

Total risk-based capital (1).....................    $23,718           15.70%
Total risk-based capital requirement (1).........     12,085            8.00%
                                                      ------            -----
Excess...........................................    $11,633            7.70%
                                                     =======            =====
-----------------------------
(1)  Based on risk-weighted assets of $151,059

     Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as changes in interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of March 31, 2002, such borrowed funds totaled $52 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The amount of certificate accounts scheduled to mature during the next twelve months ending March 31, 2003, is approximately $77.4 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remain with us.

         At March 31, 2002, we had loan commitments outstanding of $20.7 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                     Three Months Ended       Six Months Ended
                                                          March 31                 March 31
                                                          --------                 --------
                                                     2002(1)     2001(1)      2002(1)    2001(1)
                                                     -------     -------      -------    -------
                                                                     (Unaudited)
Basic earnings per share .......................      $0.43      $0.29          $0.76     $0.53
Diluted earnings per share......................      $0.41      $0.28          $0.73     $0.51
Return on average assets........................      1.46%      1.19%          1.36%     1.13%
Return on average equity........................     14.32%     10.14%         12.93%     9.52%
Interest rate spread............................      2.77%      2.79%          2.86%     2.71%
Net interest margin.............................      3.41%      3.55%          3.51%     3.50%
Noninterest expense to average assets...........      1.90%      1.91%          2.01%     1.97%
Net charge-offs to average outstanding loans....
                                                       .05%        --%           .03%       --%


                                                            March 31        September 30
                                                              2002             2001
                                                              ----             ----
                                                               (Dollars in thousands)
                                                                    (Unaudited)
Nonaccrual loans.......................................        $839             $514
Repossessed real estate................................          26               94
                                                                 --               --
Total nonperforming assets.............................        $865             $608
                                                               ====             ====


Allowance for credit losses to nonperforming assets....      126.2%          161.35%
Nonperforming loans to total loans.....................       0.41%            0.28%
Nonperforming assets to total assets...................       0.36%            0.28%


Book value per share ..................................      $11.54           $11.29
                                                             ======           ======

------------------------
(1)   The ratios for the three- and six-month periods are annualized

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings
                  -----------------
                    Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at March 31, 2002. From time to time, the Corporation is a part to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.           Changes in Securities
                  ---------------------
                     Not applicable.

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                     Not applicable.

Item 4.           Submission of Matters to a Vote of Security  Holders
                  ----------------------------------------------------
                      The annual meeting of shareholders of the Corporation was held on January 23, 2002 and the following items were acted upon:
                           Election of Directors Harry W. Garrett and Harold K. Neal for terms of three years. They were elected as indicated below:
                                                      Votes        Votes
                                                       For        Withheld
                                                       ---        --------
                              Harry W. Garrett       1,665,483     10,766
                              Harold K. Neal         1,655,974     20,275

                           Ratification of the appointment of BDO Seidman, LLP, as the Corporation's auditors for the 2002 fiscal year. BDO Seidman, LLP, was ratified as follows:
                                            Votes         Votes
                                             For         Against    Abstain
                                             ---         -------    -------
                                           1,668,893       200        200

Item 5.           Other Information
                  -----------------
                    Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  List of Exhibits:

                       3(i)  Restated Articles of Incorporation of Bedford
                               Bancshares, Inc.*
                       3(ii) Bylaws of Bedford Bancshares, Inc.*
                       4     Specimen of Stock Certificate*
                      10.1   1994 Stock Option Plan*
                      10.2   Recognition and Retention Plan and Trust Agreement*
                      10.3   Employment Agreement between the Registrant and
                               H. K. Neal*

                   (b)  Reports on Form 8-K
                        Not applicable.

                     ----------------------------
                     * Incorporated by reference to the registrant's Form 10-KSB filed with the SEC on December 9, 1994.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BEDFORD BANCSHARES, INC.

Date:    May 9, 2002                      By:      /s/Harold K. Neal
                                                   -----------------------------
                                                   Harold K. Neal
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date:    May 9, 2002                      By:     /s/James W. Smith
                                                   -----------------------------
                                                   James W. Smith
                                                   Vice President and Treasurer
                                                   (Principal Accounting and
                                                      Financial Officer)