Form 10QSB
period 2002-06-30
BEDFORD BANCSHARES INC
filed 2002-08-06
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                           Commission File No. 0-24330

                            Bedford Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

      Virginia                                      54-1709924
-------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 2, 2002: 2,008,452

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


PART I          FINANCIAL INFORMATION                                                               PAGE
------          ---------------------                                                               ----
Item 1          Financial Statements

                2002(unaudited) Consolidated Statements of Financial Condition at June 30,
                and September 30, 2001                                                                    3

                Consolidated Statements of Income for the three and nine months ended June 30,
                2002 and 2001 (unaudited)                                                                 4

                Consolidated Comprehensive Statements of Income for the three and nine months
                ended June 30, 2002 and 2001 (unaudited)                                                  5

                Consolidated Statements of Cash Flows for the nine months ended June 30, 2002
                and 2001 (unaudited)                                                                      6

                Notes to Unaudited Interim Consolidated Financial Statements                              7

Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                8


PART II         OTHER INFORMATION
-------         -----------------

Item 1          Legal Proceedings                                                                        13

Item 2          Changes in Securities                                                                    13

Item 3          Defaults upon Senior Securities                                                          13

Item 4          Submission of Matters to a Vote of Security Holders                                      13

Item 5          Other Information                                                                        13

Item 6          Exhibits and Reports on Form 8-K                                                         13

SIGNATURES                                                                                               14

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


                                                                             June 30,     September 30,
                                                                               2002          2001
                                                                           -----------    ------------
                                                                                  (In Thousands)
                                                                                   (Unaudited)
Assets
------
Cash and cash equivalents.................................................. $  8,191       $ 16,761
Investment securities held to maturity (estimated market value of
$509 and $506).............................................................      503            504
Investment securities available for sale, at market value..................   15,978          7,132
Investment in Federal Home Loan Bank stock, at cost........................    2,600          2,300
Loans receivable, net......................................................  214,984        184,405
Foreclosed real estate, net................................................       26             94
Property and equipment, net................................................    1,279          1,273
Accrued interest receivable................................................    1,304          1,093
Deferred income taxes......................................................      223            159
Other assets...............................................................      424            584
                                                                            --------       --------
    Total assets........................................................... $245,512       $214,305
                                                                            ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits................................................................... $173,459       $149,167
Advances from the Federal Home Loan Bank...................................   47,000         40,000
Advances from borrowers for taxes and insurance............................      498            717
Dividends payable..........................................................      241            227
Other liabilities..........................................................      382            891
                                                                            --------       --------
    Total liabilities......................................................  221,580        191,002
                                                                            --------       --------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and
outstanding, none                                                                 --             --
Common stock, par value, $.10 per share, authorized 2,750,000 shares;
issued and outstanding 2,008,452 at June 30, 2002 and 2,063,453
at September 30, 2001......................................................      201            206
Additional paid in capital.................................................   10,044         10,171
Retained earnings, substantially restricted................................   14,082         13,275
Accumulated other comprehensive income (loss)..............................      (44)            60
Less stock acquired by ESOP and RRP........................................     (351)          (409)
                                                                            --------       --------
    Total stockholders' equity.............................................   23,932         23,303
                                                                            --------       --------
    Total liabilities and stockholders' equity............................. $245,512       $214,305
                                                                            ========       ========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                           June 30                      June 30
                                                     -------------------         ----------------------
                                                     2002           2001         2002              2001
                                                     ----           ----         ----              ----
                                                        (Dollars in Thousands, Except Per Share Data)
Interest Income:
 Loans............................................  $3,545         $3,560       $10,663         $10,506
 U.S. Government Obligations
including agencies................................     270            132           791             374
 Other investments, including overnight deposits..      80             90           243             259
                                                    ------         ------       -------         -------
    Total interest income.........................   3,895          3,782        11,697          11,139
                                                    ------         ------       -------         -------
Interest Expense:
 Deposits.........................................   1,366          1,507         4,166           4,474
 Borrowed funds...................................     594            568         1,806           1,693
                                                    ------         ------       -------         -------
    Total interest expense........................   1,960          2,075         5,972           6,167
                                                    ------         ------       -------         -------
    Net interest income...........................   1,935          1,707         5,725           4,972
Provision for credit losses.......................      75             45           220             120
                                                    ------         ------       -------         -------
 Net interest income after provision for credit
 Losses...........................................   1,860          1,662         5,505           4,852
                                                    ------         ------       -------         -------
Noninterest income:
 Service charges and fees on loans................     334            159           969             390
 Other customer service fees and commissions......     134            112           377             306
 Gain on sale of available for sale securities....      --             11            29              19
 Other............................................      12              9            61              47
                                                    ------         ------       -------         -------
    Total noninterest income......................     480            291         1,436             762
                                                    ------         ------       -------         -------
Noninterest expense:
 Personnel compensation and benefits..............     682            562         1,946           1,572
 Occupancy and equipment..........................     141            135           378             344
 Data Processing..................................     138            122           377             362
 Federal insurance of accounts....................       7              6            20              19
 Advertising......................................      36             40            98             103
 Professional fees................................      50             72           194             225
 Other............................................     117            107           398             320
                                                    ------         ------       -------         -------
    Total noninterest expense.....................   1,171          1,044         3,411           2,945
                                                    ------         ------       -------         -------
    Income before income taxes....................   1,169            909         3,530           2,669
 Provision for income taxes.......................     444            345         1,288           1,013
                                                    ------         ------       -------         -------
   Net income.....................................  $  725         $  564       $ 2,242         $ 1,656
                                                    ======         ======       =======         =======

Basic earnings per share..........................  $ 0.37         $ 0.27       $  1.13         $  0.80
                                                    ======         ======       =======         =======

Diluted earnings per share........................  $ 0.36         $ 0.26       $  1.09         $  0.77
                                                    ======         ======       =======         =======

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Comprehensive Statements of Income
                                   (Unaudited)


                                                   Three Months Ended         Nine Months Ended
                                                        June 30                    June 30
                                                   ------------------         ------------------
                                                   2002          2001         2002         2001
                                                   ----          ----         ----         ----
                                               (Dollars in Thousands, Except Per Share Data)

Net Income.......................................   $725         $564        $2,242       $1,656

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale............................    305          (52)         (104)          90
                                                  ------         ----        ------       ------

Comprehensive income............................. $1,030         $512        $2,138       $1,746
                                                  ======         ====        ======       ======

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                               --------------------
                                                                                      June 30
                                                                               --------------------
                                                                               2002           2001
                                                                               ----           ----
                                                                             (Dollars in Thousands)
 Operating activities:
Net Income.................................................................   $2,242         $1,656
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses.............................................      220            120
   Provision for depreciation and amortization.............................      148            154
   Amortization of investment security premiums and accretion of
   discounts, net..........................................................       14              4
   (Increase) decrease in deferred income taxes............................      (64)           238
   (Gain) loss on sale of loans, investments and foreclosed real estate....      (45)           (26)
   (Increase) decrease in accrued interest receivable......................     (211)            98
   (Increase) decrease in other assets.....................................      160           (753)
   Increase (decrease) in other liabilities................................     (509)           (36)
                                                                              ------         ------
   Net cash provided by (used in) operating activities.....................    1,955          1,455
                                                                              ------         ------
Investing activities:
   Proceeds from the sale of available for sale investment securities......    2,051          2,500
   Proceeds from the sale of marketable equity securities..................                      59
   Proceeds from maturities of available for sale investment securities....    1,500          2,500
   Purchases of available for sale investment securities...................  (12,500)        (5,000)
   Purchase of Federal Home Loan Bank stock................................     (300)          (400)
   Net increase in loans to customers......................................  (30,579)       (14,382)
   Principal collected on mortgage-backed securities.......................        1              2
   Purchases of premises, equipment and leasehold improvements.............     (154)          (156)
   Net (increase) decrease in foreclosed real estate.......................       68             --
                                                                              ------         ------
   Net cash provided by (used in) investing activities.....................  (39,913)       (14,877)
                                                                              ------         ------
Financing activities:
   Dividends paid..........................................................     (680)          (664)
   Net increase (decrease) in customer deposits............................   24,292         10,751
   Proceeds from (repayments of) FHLB advances.............................    7,000          6,000
   Vesting of RRP shares...................................................       42             91
   Repurchase of stock.....................................................   (1,239)          (414)
   Stock options exercised.................................................      186             22
   Net increase (decrease) in advance payments from borrower for taxes
   and insurance...........................................................     (219)          (276)
   Other, net..............................................................        6             17
                                                                              ------         ------
   Net cash provided by financing activities...............................   29,388         15,527
                                                                              ------         ------
   Increase (decrease) in cash and cash equivalents........................   (8,570)         2,105
Cash and cash equivalents at beginning of period...........................   16,761          5,512
                                                                              ------         ------
Cash and cash equivalents at end of period.................................   $8,191         $7,617
                                                                              ======         ======

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                  June 30, 2002


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended June 30, 2002 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2001.

NOTE 2:  EARNINGS PER SHARE
---------------------------

Earnings per share are calculated as follows:

                                                               Three Months Ended            Nine Months Ended
                                                                    June 30                      June 30
                                                              -------------------          ------------------
                                                              2002          2001           2002          2001
                                                              ----          ----           ----          ----
Basic Earnings Per Share:
-------------------------
Net Income............................................      $ 725,000    $  564,000     $2,242,000      $1,656,000
                                                            =========    ==========     ==========      ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (45,334 and
61,334 at June 30, 2002 and 2001, respectively).......      1,958,838     2,050,367      1,983,267       2,069,099
                                                            =========    ==========     ==========      ==========
Basic Earnings Per Share..............................          $0.37    $     0.27     $     1.13      $     0.80
                                                            =========    ==========     ==========      ==========

Diluted Earnings Per Share;
---------------------------
Net Income............................................      $ 725,000      $564,000     $2,242,000      $1,656,000
                                                            =========    ==========     ==========      ==========
Average Shares Outstanding,
Net of unallocated ESOP Shares (45,334 and 61,334 at
June 30, 2002 and 2001, respectively).................      1,958,838     2,050,367      1,983,267       2,069,099
  Dilutive effect of RRP oPlan shares.................             --           782             --             782
  Dilutive effect of Stock Options....................         84,434        85,902         77,863          85,902
                                                            ---------    ----------     ----------      ----------
Average Shares Outstanding............................      2,043,272     2,137,051      2,061,130       2,155,783
                                                            =========    ==========     ==========      ==========
Diluted Earnings Per Share............................      $    0.36    $     0.26     $     1.09      $     0.77
                                                            =========    ==========     ==========      ==========

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS
--------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words, "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.

FINANCIAL CONDITION
-------------------

         At June 30, 2002, consolidated assets totaled $245.5 million, an increase of $31.2 million from September 30, 2001. Assets increased primarily due to the growth in the loan portfolio, which totaled $215.0 million at June 30, 2002, an increase of $30.6 million from September 30, 2001. Funding for the loan growth was provided by a $24.3 million rise in deposits and a $7.0 million increase in FHLB advances.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended June 30, 2002 increased $161,000, or 28.5%, to $725,000 from $564,000 for the comparable 2001 period.
Net income for the nine months ended June 30, 2002, was $2,242,000, an increase of $586,000 or 35.4% from the $1,656,000 earned in the comparable 2001 period. The increase in net income for the three and nine months ended June 30, 2002, was primarily caused by both higher net interest income and noninterest income.

         Interest Income. Interest income totaled $3.9 million for the three months ended June 30, 2002, a $113,000 increase from the $3.8 million for the comparable 2001 period. An $8.3 million increase in average investment securities, partially offset by a decline of 58 basis points in their yield, primarily accounted for the increase in interest income. Although average loans receivable increased $27.4 million, a 105 basis point decline in the yield on the loan portfolio more than offset the volume gain.

         For the nine months ended June 30, 2002, interest income totaled $11.7 million, a $558,000 increase from the $11.1 million for the comparable 2001 period. An increase of $21.2 million in average loans receivable for the nine months ended June 30, 2002 compared to the same nine months of 2001 combined with an $8.3 million increase in average investment securities were the primary factors in the higher interest income.

         Interest Expense. Interest expense totaled $2.0 million for the three months ended June 30, 2002, a $115,000 decrease from the $2.1 million for the comparable 2001 period. Although average interest bearing liabilities of $200.8 million in the third quarter of fiscal 2002 reflected an increase of 21.1% from the average for the comparable quarter of fiscal 2001, a 110 basis point decline in their cost more than offset the growth and resulted in the lower interest expense.

         For the nine months ended June 30, 2002, interest expense totaled $6.0 million, a $195,000 decrease from the $6.2 million for the comparable 2001 period. An 94 basis point decline in the cost of average interest bearing liabilities more than offset an increase of 18.6% in average interest bearing liabilities when comparing the nine months ended June 30, 2002 to the same nine months of fiscal 2001.

         Net Interest Income. For the three months ended June 30, 2002, net interest income was $1.9 million, up $228,000 from the net interest income earned in the same period of 2001. A 20.0% rise in the level of average interest earning assets was the primary reason for the increase in net interest income. For the three months ended June 30, 2002, the net interest spread and margin were 2.77% and 3.31%, respectively, compared to 2.77% and 3.51%, respectively, for the same period of 2001.

         For the nine months ended June 30, 2002, net interest income was $5.7 million, up $753,000 from the net interest income earned in the same period of 2001. For the nine months ended June 30, 2002, average earning assets were $222.0 million, up 17.4% from the average for the same period of 2001. For the nine months ended June 30, 2002, the net interest spread and margin were 2.84% and 3.44%, respectively, compared to 2.73% and 3.51% for the same period of 2001.

         Provision for Loan Losses. The provision for loan losses was $75,000 for the three months ended June 30, 2002, compared to $45,000 for the same 2001 period. For the nine months ended June 30, 2002 the provision for loan losses was $220,000 compared to $120,000 for the same period of 2001. During the third quarter of fiscal 2002, $41,000 of classified assets, previously rated doubtful were charged-off. These charge-offs combined with the strong growth of the loan portfolio were the primary reasons for the increased loan loss provisions. Management performs regular assessments of the credit risk in the loan portfolio based on information available at such times, including the level of our nonperforming loans and assets, trends in the local real estate market, and current and potential charge-offs. The assessment of the adequacy of the allowance for loan losses involves subjective judgment, and there can be no assurance that additional provisions for loan losses will not be required.

         Noninterest   Income.  For  the  three  months  ended  June  30,  2002,
noninterest income was $480,000, up $189,000 from the $291,000 for the comparable 2001 period. Service charges and fees on loans were up $175,000 to $334,000 for the third quarter of fiscal 2002 from $159,000 for the comparable period of fiscal 2001, due primarily to the level of mortgage loans originated during the quarter. In the third quarter of fiscal 2002, the bank originated 157 mortgage loans with an aggregate value of $20.4 million, compared to 91 loans with an aggregate value of $12.5 million for the comparable quarter of 2001. The lower interest rate environment allowed the Bank to offer very attractive rates on its adjustable rate mortgage products, which resulted in the increased volume. Other customer service fees and commissions increased $22,000 to $134,000 in the third quarter of fiscal 2002 from $112,000 for the same quarter of fiscal 2001 due primarily to the increased number of transaction accounts. Other noninterest income decreased $8,000 to $12,000 for the three months ended June 30, 2002 from $20,000 for the comparable 2001.

         For the nine months ended June 30, 2002 noninterest income was $1,436,000 compared to $762,000 for the same period of 2001. Service charges and fees on loans were up $579,000 due to the much higher number and dollar amount of loans closed. Other customer service fees and commissions were up $71,000 due to a higher number of transaction accounts, while other noninterest income was up $24,000 due primarily to gains realized on the sale of available for sale securities.

         Noninterest Expense. Noninterest expense totaled $1,171,000 for the three months ended June 30, 2002, compared to $1,044,000 for the same three months of fiscal 2001. Personnel compensation and benefits was up $120,000 due primarily to expenses associated with the employee incentive plan and general merit increases. Data processing expense was up $16,000 due primarily to the increased number of accounts being processed. Professional fees declined $22,000 due to reduced legal expense.

         For the nine months ended June 30, 2002, noninterest expense was $3,411,000, compared to $2,945,000 for the comparable period of 2001. Personnel compensation and benefits was up $374,000 due primarily to expenses associated with the employee incentive plan and general merit increases. Occupancy and equipment expense was up $34,000 due primarily to expenses related to furniture, fixture and equipment. Professional fees were down $31,000 due to lower legal expense. Other noninterest expense was up $78,000 due primarily to a $37,000 write-off of NOW accounts, and an increase of $50,000 in loan related expenses.

         Provision for Income Taxes. The provision for income taxes was $444,000 for the three months ended June 30, 2002, up $99,000 from the $345,000 provision recorded in the same three months of fiscal 2001. For the nine months ended June 30, 2002, the provision for income taxes was $1,288,000, up $275,000 from the $1,013,000 provision for the same period of fiscal 2001. The primary reason for the increases in the current 2002 periods was due to the higher level of taxable income.

CAPITAL COMPLIANCE

The following table presents the Bank's compliance with its regulatory capital requirements of June 30, 2002. (Dollar amounts in thousands).


                                                        June 30, 2002
                                                        -------------
                                                                   Percentage
                                                     Amount        of assets
                                                     ------       ------------

GAAP Capital...................................     $20,878            8.51%
                                                    =======            ====

Tangible capital...............................     $20,922            8.52%
Tangible capital requirement...................      $3,681            1.50%
                                                    -------            ----
Excess.........................................     $17,241            7.02%
                                                    =======            ====

Core capital...................................     $20,922            8.52%
Core capital requirement.......................       9,815            4.00%
                                                    -------            ----
Excess.........................................     $11,107            4.52%
                                                    =======            ====

Total risk-based capital (1)...................     $22,049           14.11%
Total risk-based capital requirement (1).......      12,504            8.00%
                                                    -------           -----
Excess.........................................     $ 9,545            6.11%
                                                    =======           =====

-----------------------------

(1)  Based on risk-weighted assets of $156,311

     Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as changes in interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

         Liquidity is a measure of the Bank's ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Its primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, the Bank we supplements its funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of June 30, 2002, such borrowed funds totaled $47 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The amount of certificate accounts scheduled to mature during the next twelve months ending June 30, 2003, is approximately $69.8 million. To the extent that these deposits do not remain with us upon maturity, the Bank believes it is able to replace these funds with other deposits, FHLB advances or other borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain with the Bank.

         At June 30, 2002, the Bank had loan commitments outstanding of $34.3 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                 Three Months Ended             Nine Months Ended
                                                      June 30                       June 30
                                               ------------------------       -------------------
                                               2002(1)         2001(1)        2002(1)     2001(1)
                                               -------         --------       -------     -------
                                                                     (Unaudited)


Basic earnings per share ....................  $  0.37        $  0.27       $  1.13        $  0.80
Diluted earnings per share...................  $  0.36        $  0.26       $  1.09        $  0.77
Return on average assets.....................     1.20%          1.12%         1.30%          1.13%
Return on average equity.....................    12.29%          9.67%        12.73%          9.57%
Interest rate spread.........................     2.77%          2.77%         2.84%          2.73%
Net interest margin..........................     3.31%          3.51%         3.44%          3.51%
Noninterest expense to average assets........     1.94%          2.08%         2.01%          2.01%
Net charge-offs to average outstanding loans.      .08%           .04%          .06%           .02%



                                                               June 30         September 30
                                                                2002               2001
                                                               -------         ------------
                                                                  (Dollars in thousands)
                                                                        (Unaudited)
Nonaccrual loans.......................................         $  875           $  514
Repossessed real estate................................             26               94
                                                                ------           ------
Total nonperforming assets.............................         $  901           $  608
                                                                ======           ======


Allowance for credit losses to nonperforming assets....          124.5%          161.35%
Nonperforming loans to total loans.....................           0.41%            0.28%
Nonperforming assets to total assets...................           0.37%            0.28%


Book value per share ..................................         $11.92           $11.29
                                                                ======           ======

------------------------
(1)    The ratios for the three- and nine-month periods are annualized


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings
                  -----------------
                    Neither  the  Corporation  nor the Bank was  engaged  in any legal  proceedings  of a material  nature at June 30,  2002.
                    From  time to  time,  the  Corporation  is a part  to  legal proceedings  in the ordinary  course of business  wherein it enforces its security interest in loans.

Item 2.           Changes in Securities
                  ---------------------
                    Not applicable.

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                    Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                    Not applicable.

Item 5.           Other Information
                  -----------------
                    Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)      List of Exhibits:
                           3(i)  Restated Articles of Incorporation of Bedford Bancshares, Inc.*
                           3(ii) Bylaws of Bedford Bancshares, Inc.*
                           4     Specimen of Stock Certificate*
                           10.1  1994 Stock Option Plan*
                           10.2  Recognition and Retention Plan and Trust Agreement*
                           10.3  Employment Agreement between the Registrant and H. K. Neal*
                           99.0  Certification
                  (b)      Reports on Form 8-K
                           Not applicable.

                  ---------------------------------
                  *        Incorporated  by  reference  to  the  registrant's  Form
                           10-KSB filed with the SEC on December 9, 1994.


                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BEDFORD BANCSHARES, INC.

Date:    August 6, 2002               By:     /s/ Harold K. Neal
                                              ------------------
                                              Harold K. Neal
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:    August 6, 2002                By:    /s/ James W. Smith
                                              ------------------
                                              James W. Smith
                                              Vice President and Treasurer
                                              (Principal Accounting and
                                              Financial Officer)