Form 10KSB
period 2002-09-30
BEDFORD BANCSHARES INC
filed 2002-12-23
CIK 921435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002, OR

|_|  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to          .
                                                         ---------    ---------

                        Commission File Number: 0-24330

                            Bedford Bancshares, Inc.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Virginia                                             54-1709924
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


125 West Main Street, Bedford, Virginia                                 24523
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (540) 586-2590
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year $17,455,000.

     As of December 12, 2002, there were issued and outstanding 2,011,952 shares of the registrant's Common Stock.

     The registrant's voting stock is traded over-the-counter under the symbol "BFSB." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as reported by the Nasdaq National Market on December 12, 2002, was $26,204,000.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002. (Part II)
     2. Portions of Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year Ended September 30, 2002. (Part III)

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




                                                                           September 30,
                               -------------------------------------------------------------------------------------------------
                                      2002                2001               2000               1999                 1998
                               -------------------  ------------------ ------------------ ------------------  ------------------
                                          Percent             Percent            Percent            Percent             Percent
                                            of                   of                of                 of                  of
                                  Amount   Total     Amount    Total    Amount   Total      Amount   Total     Amount    Total
                               ---------  --------  --------  -------- -------- --------  ---------  -------  --------  -------
                                                                        (Dollars in Thousands)

Real estate:
  Residential:
    One- to four-family........ $137,696   60.36%   $118,906   61.85%  $112,411   62.74%  $ 97,212   62.19%  $ 95,620    70.46%
    Multi-family...............    4,510    1.98       2,408    1.25      3,083    1.72      2,405    1.54        854      .63
    Commercial.................   16,030    7.03      12,405    6.45      7,891    4.40      7,623    4.88      4,181     3.08
    Construction...............   18,448    8.09      17,701    9.21     19,844   11.08     18,232   11.66      8,450     6.23
    Land.......................    4,484    1.96       5,073    2.64      5,755    3.21      5,254    3.36     11,769     8.67
Consumer and
  commercial business..........   46,932   20.58      35,762   18.60     30,183   16.85     25,595   16.37     14,830    10.93
                                --------  ------    --------  ------   --------  ------   --------  ------   --------   ------
      Total loans..............  228,100  100.00%    192,255  100.00%   179,167  100.00%   156,321  100.00%   135,704   100.00%
                                          ======              ======             ======             ======              ======
Less:
  Loans-in-process.............    6,925               6,607              8,438              7,556                290
  Allowance for credit losses..    1,194                 981                850                804              4,906
  Unearned discounts,
    premium, deferred
    loan fees, net.............      347                 262                287                272                764
                                --------            --------           --------           --------           --------
      Total loans, net......... $219,634            $184,405           $169,592           $147,689           $129,744
                                ========            ========           ========           ========           ========


Loan Maturity Tables

     The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $85.6 million for the year ended September 30, 2002. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.


                                                          Due after
                                              Due within  1 through  Due after
                                                1 year     5 years    5 years      Total
                                              ----------  ---------  ---------   ----------
                                                           (In Thousands)

One- to four-family residential real estate..  $    59     $  1,050   $136,587    $137,696
Multi-family residential real estate.........       --           26      4,484       4,510
Commercial real estate.......................       --           43     15,987      16,030
Construction, net of loans in process........   10,168          325      1,030      11,523
Land.........................................       --            6      4,478       4,484
Consumer and commercial business.............    7,013       22,013     17,906      46,932
                                               -------      -------   --------    --------
Total........................................  $17,240      $23,463   $180,472    $221,175
                                               =======      =======   ========    ========



     The following table sets forth the dollar amount at September 30, 2002 of all loans due after September 30, 2003, which have fixed interest rates and floating or adjustable interest rates.

                                                 Floating or
                                Fixed Rates    Adjustable Rates      Total
                                -----------    ----------------    ----------
                                                 (In Thousands)
Real estate loans:
   One- to four-family........    $22,858         $114,779          $137,637
   Multi-family...............        707            3,803             4,510
   Commercial real estate.....      4,156           11,874            16,030
   Construction...............      1,050              305             1,355
   Land.......................        252            4,232             4,484
Consumer and commercial
  business....................     18,707           21,212            39,919
                                  -------         --------          --------
  Total.......................    $47,730         $156,205          $203,935
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

     For all adjustable-rate mortgage loans, the Registrant requires the borrower to qualify at the initial rate and such loans are indexed to the weekly average of the one year U.S. Treasury bill. The Registrant's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 1% to 2% with a maximum adjustment over the term of the loan as set forth in the loan agreement and usually ranges from 3% to 6% above the initial interest rate depending on the terms of the loan. Adjustable-rate mortgage loans reprice every one or two years, some have a fixed rate for three, five, or seven years before adjusting annually and have terms from 10 to 30 years. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Registrant's cost of funds. Generally, the Registrant's standard underwriting guidelines for mortgage loans conform to the Federal Home Loan Mortgage Corporation ("FreddieMac") guidelines.

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

     The Registrant also offers fixed-rate one- to four-family mortgage loans with terms from 10 to 30 years. Fixed-rate loans are generally underwritten according to FreddieMac guidelines, utilizing their approved documents so that the loans qualify for sale in the secondary mortgage market. The Registrant originates and holds some fixed-rate mortgage loans as deemed appropriate by the Asset Liability Management Committee.

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

     Loan Commitments. The Registrant issues written, formal commitments as to interest rate to prospective borrowers on all real estate loans at the date of application. The interest rate commitment is good for 45 days from the date of the application. Upon receipt of loan approval, the borrower has the balance of the 45 day period to close the loan at the interest rate committed. At September 30, 2002, the Registrant had $15.6 million of commitments to originate mortgage loans, $10.2 million in unfunded home equity loans and $14.6 million in unfunded commercial lines of credit.

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

     The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant had no loans categorized as impaired loans and troubled debt restructurings. Additionally, there were no accruing loans that were delinquent more than 90 days. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $23,000 for the year ended September 30, 2002.

                                                                 At September 30,
                                                  --------------------------------------------
                                                    2002     2001     2000      1999     1998
                                                  ------    ------   ------    ------   ------
                                                              (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One- to four-family residential real estate...   $ 458    $ 451    $ 517     $  211   $ 281
  Land..........................................      --       --      336        839     214
  Consumer and commercial business loans........     172       63      107         39      37
                                                   -----    -----    -----     ------   -----
Total non-accrual loans.........................   $ 630    $ 514    $ 960     $1,089   $ 532
                                                   =====    =====    =====     ======   =====
Real estate owned...............................   $  26    $  94    $  --     $   --   $  --
                                                   =====    =====    =====     ======   =====
Total non-performing assets.....................   $ 656    $ 608    $ 960     $1,089   $ 532
                                                   =====    =====    =====     ======   =====
Total non-accrual loans to total loans..........     .29%     .28%     .56%       .73%    .41%
                                                   =====    =====    =====     ======   =====


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


                                   At September 30, 2002
                                   ---------------------
                                      (In Thousands)

           Special Mention                $ --
           Substandard                     630
           Doubtful                         --
           Loss                             --
                                           ---
                                          $630
                                           ===

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


                                                              At or For the Year Ended
                                                                      September 30,
                                                    ----------------------------------------------
                                                      2002      2001      2000      1999     1998
                                                    -------   -------    ------    ------   ------
                                                                 (Dollars in thousands)

Allowance balance (at beginning of period).......     $981      $850      $804      $764      $678
                                                    ------      ----      ----      ----      ----
 Charge-offs:
   One- to four-family...........................       --        --        --        --        --
   Multi-family..................................       --        --        --        --        --
   Commercial real estate........................       --        --        --        --        --
   Construction and land.........................       --        --        --        --        --
   Consumer and commercial business..............      124        40       140        58         8
                                                    ------      ----      ----      ----      ----
     Total charge-offs...........................     (124)      (40)     (140)      (58)       (8)
  Recoveries.....................................       42        21        66         8         4
  Provision......................................      295       150       120        90        90
                                                    ------      ----      ----      ----      ----
Allowance balance (at end of period).............   $1,194      $981      $850      $804      $764
                                                    ======      ====      ====      ====      ====
Ratios of net charge-offs during the period
  to average loans outstanding during the
  period.........................................     .04%      .01%      .05%      .04%      .01%
                                                    ======      ====      ====      ====      ====
Ratio of allowance for credit losses to total
  loans at the end of the period.................     .54%      .53%      .50%      .54%      .58%
                                                    ======      ====      ====      ====      ====
Ratio of allowance for credit losses to non-
  performing assets at the end of the
  period.........................................     182%      161%       89%       74%      144%
                                                    ======      ====      ====      ====      ====


     Analyses of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                                                At September 30,
                        -----------------------------------------------------------------------------------------------
                              2002               2001                2000               1999               1998
                        ------------------- -----------------  -----------------  -----------------  ------------------
                                 Percent of        Percent of         Percent of          Percent of         Percent of
                                  Loans in          Loans in           Loans in            Loans in           Loans in
                                    Each              Each               Each                Each               Each
                                  Category          Category           Category            Category           Category
                                  to Total          to Total           to Total            to Total           to Total
                         Amount     Loans   Amount   Loans     Amount    Loans    Amount    Loans    Amount     Loans
                        -------- ---------  ------ ----------  ------  ---------  ------  ---------  ------  ----------
                                                              (Dollars in Thousands)

One- to four-family.....  $  375    60.36%   $350     61.85%    $304    62.74%     $294    62.19%    $381      70.46%
Multi-family............      50     1.98      10      1.25       10     1.72        10     1.54        1        .63
Commercial real estate..     180     7.03     120      6.45       90     4.40        90     4.88       50       3.08
Construction............      70     8.09      70      9.21       70    11.08        75    11.66       49       6.23
Land....................      50     1.96      45      2.64       45     3.21        50     3.36       39       8.67
Consumer and commercial
  business..............     469    20.58     386     18.60      331    16.85       285    16.37      244      10.93
                          ------   ------    ----    ------     ----   ------      ----   ------     ----     ------
  Total.................  $1,194   100.00%   $981    100.00%    $850   100.00%     $804   100.00%    $764     100.00%
                          ======   ======    ====    ======     ====   ======      ====   ======     ====     ======


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

     Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2002, the Company had securities classified as "held to maturity", including FHLB stock, and "available for sale" in the amount of $502,000 and $13,589,000, respectively. At September 30, 2002, the Company had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2002, the Company had securities available for sale with an amortized cost of $13,553,000 and market value of $13,589,000 (unrealized gain $36,000). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     Mortgage-backed Securities. Mortgage-backed securities are participation certificates issued and guaranteed by FreddieMac and secured by an interest in pools of conventional mortgages originated by other financial institutions. Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to 30 years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

     Securities Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated:

                                                          At September 30,
                                                        -------------------
                                                          2002       2001
                                                        --------   --------
                                                           (In thousands)
Investment securities and mortgage backed securities:
  Held to maturity:
    Mortgage backed securities.........................  $     2     $    4
    FHLB stock.........................................    2,600      2,300
    U.S. Government and agency obligations.............      500        500
                                                         -------     ------
      Total held to maturity...........................    3,102      2,804
                                                         -------     ------
Available for sale:
    U.S. Government and agency obligations.............   13,536      7,079
    Marketable equity securities and other.............       53         53
                                                         -------     ------
      Total available for sale.........................   13,589      7,132
                                                         -------     ------
      Total ...........................................  $16,691     $9,936
                                                         =======     ======

     Investment Yields and Maturities. The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Registrant's federal funds sold and other short-term investments, investment securities, securities held for sale and mortgage-backed securities as of September 30, 2002.


                       One Year or Less    One to Five Years   Five to Ten Years  More than Ten Years Total Investment Securities
                    --------------------  ------------------  ------------------  ------------------- ----------------------------
                                Weighted            Weighted            Weighted            Weighted             Weighted
                      Carrying   Average   Carrying  Average  Carrying   Average  Carrying   Average   Carrying   Average  Market
                       Value      Yield     Value     Yield     Value     Yield     Value    Yield      Value      Yield    Value
                     ---------  --------   -------- --------  --------  --------  --------  --------   --------  --------  -------
                                                                (Dollars in thousands)

Held to maturity:
    Mortgage-backed
      securities......$     2     8.44%   $   --        --%    $ --        --%       $ --      --%     $     2     8.44%  $     2
    FHLB stock........  2,600     5.38        --        --       --        --          --      --        2,600     5.38     2,600
    U.S. government
      and agency
      obligations.....    500     7.05        --        --       --        --          --      --          500     7.05       504
Available for sale:
    U.S. Government
      and agency
      obligations .... 11,506     6.54     2,030      6.50       --        --          --      --       13,536     6.53    13,536
    Marketable equity
     securities and
     other............     53                 --        --       --        --          --      --           53       --        53
                      -------             ------               ----                  ----               -------           -------
Total.................$14,661    6.09%    $2,030      6.50%    $ --        --%       $ --      --%      $16,691    6.14%  $16,695
                      =======    ====     ======      ====     ====       ===        ====     ===       =======    ====   =======

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

     Deposits. Customer deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including negotiable order of withdrawal accounts ("NOW") (including interest-bearing and noninterest-bearing), passbook and statement savings, money market deposit, term certificate accounts and Individual Retirement Accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. At September 30, 2002, the Registrant had no brokered deposits.

     Certificates of Deposit of $100,000 or More. The following table indicates the amount of the Registrant's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 2002.


                                                                Amount
                                                                ------
                 Maturity Period                            (In thousands)
                 Within three months......................       $17,933
                 Three through six months.................        22,257
                 Six through twelve months................        22,387
                 Over twelve months.......................        42,820
                                                                --------
                     Total................................      $105,397
                                                                ========

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


                                                          During the Year Ended
                                                               September 30,
                                                          ---------------------
                                                            2002         2001
                                                          --------    ---------
                                                             (In thousands)
Maximum amount of short-term borrowings outstanding
at any month end:
  Advances from Federal Home Loan Bank.................    $19,000     $19,000
Approximate average short-term borrowings
  outstanding with respect to:
  Advances from Federal Home Loan Bank.................    $14,924     $15,159
  Approximate weighted average rate paid on:
  Advances from Federal Home Loan Bank.................       5.90%       5.61%


Employees

     At September 30, 2002, the Registrant had 54 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

     As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB

Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

     Regulation of the Bank

     General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

     The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2002 insurance assessment rates for SAIF-member institutions range from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk- based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

     In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the

Federal government established to recapitalize the predecessor to the SAIF. For calendar 2001, the average annual assessment rate was .0190% of insured deposits and, for 2002, the average annual assessment rate will be approximately .0175% of insured deposits.

     Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2002, the Registrant's lending limit for loans to one borrower was approximately $5,708,000 and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2002, the Bank was in compliance with its regulatory capital requirements.

     For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, except for certain mortgage servicing rights, and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

     The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At September 30, 2002, the Bank was classified as "well capitalized."

     Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

     A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

     Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At September 30, 2002, the Bank was in compliance with its QTL requirement, with 77.6% of its assets invested in Qualified Thrift Investments.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At September 30, 2002, the Bank was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property.
---------------------------------

     (a) The Registrant conducts its business through a main office located in Bedford, Virginia and three branch offices. The Registrant also has eight ATM's, three of which are located in convenience markets. The Registrant believes that the current facilities are adequate to meet its present and immediately foreseeable needs.

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

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

     The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
------------------------------------------------------------------------

     Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10. Executive Compensation
-------------------------------

     The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth below is  information  as of  September  30, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.




                                                           EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                   (b)                       (c)
                                                                                        Number of securities
                                       Number of securities     Weighted-average      remaining available for
                                         to be issued upon     exercise price of       future issuance under
                                            exercise of           outstanding        equity compensation plans
                                       outstanding options,    options, warrants       (excluding securities
                                       warrants and rights        and rights         reflected in column (a))
                                       --------------------    -----------------     -------------------------


Equity compensation plans
approved by shareholders:

1994 Stock Option Plan..............          128,060             $  6.11                        20,994

Recognition and Retention Plan......             --                    --                         8,394

Equity compensation plans
not approved by
shareholders(1).....................            n/a                  n/a                           n/a
                                              -------             -------                        ------
     TOTAL.........................           128,060             $  6.11                        29,388
                                             ========             =======                        ======
_______________
(1)      Not applicable.


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

          1. The consolidated balance sheets of Bedford Bancshares, Inc. and subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2002, together with the related notes and the independent auditors' report of BDO Seidman, LLP independent certified public accountants.

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

                    13   Portions of the 2002 Annual Report to Stockholders

                    21   Subsidiaries   of  the   Registrant   (See   "Item   1-
                         Description of Business)

                    23   Consent of BDO Seidman, LLP

                    99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports   on  Form   8-K.
                    None

_____________________
* Incorporated by reference to the Registrant's Form 10-KSB filed with the SEC on December 9, 1994.


Item 14. Controls and Procedures
--------------------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2002.

                                         BEDFORD BANCSHARES, INC.


                                         By:  /s/ Harold K. Neal
                                              ----------------------------------
                                              Harold K. Neal, President and
                                              Chief Executive Officer
                                              (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of December 23, 2002.


By:  /s/ Harold K. Neal                            By: /s/ Hugh H. Bond
     --------------------------------------------      -------------------------
     Harold K. Neal                                    Hugh H. Bond
     President, Chief Executive                        Chairman of the Board
     Officer and Director
     (Principal Executive Officer)



By:  /s/ James W. Smith                            By: /s/ George N. Cooper
     --------------------------------------------      -------------------------
     James W. Smith                                    George N. Cooper
     Vice President, Treasurer and Comptroller         Director
     (Principal Financial and Accounting Officer)



By:  /s/ Macon C. Putney                           By: /s/ Harry W. Garrett, Jr.
     --------------------------------------------      -------------------------
     Macon C. Putney                                   Harry W. Garrett, Jr.
     Director                                          Director



By:  /s/ William P. Pickett                        By: /s/ William T. Powell
     --------------------------------------------      -------------------------
     William P. Pickett                                 William T. Powell
     Director                                           Director



By:  /s/ Jennie T. Allman
     --------------------------------------------
     Jennie T. Allman
     Director

                            SECTION 302 CERTIFICATION


     I, Harold K. Neal, President and Chief Executive Officer of Bedford Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Bedford Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 23, 2002                  /s/ Harold K. Neal
                                          --------------------------------------
                                          Harold K. Neal
                                          President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, James W. Smith, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bedford Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 23, 2002                              /s/ James W. Smith
                                                      --------------------------
                                                      James W. Smith
                                                      Chief Financial Officer