Form 10QSB
period 2002-12-31
BEDFORD BANCSHARES INC
filed 2003-02-04
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                  125 West Main Street, Bedford, Virginia 24523
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (540) 586-2590
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at January 30, 2003:  2,014,594

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

       PART I          FINANCIAL INFORMATION                                                             PAGE
       ------          ---------------------                                                             ----

       Item 1          Financial Statements

                       Consolidated Statements of Financial Condition at December 31,
                       (unaudited) and September 30, 2002                                                   3

                       Consolidated Statements of Income for the three  months ended December
                       31, 2002 and 2001 (unaudited)                                                        4

                       Consolidated Statements of Comprehensive Income for the three months
                       ended December 31, 2002 and 2001 (unaudited)                                         5

                       Consolidated Statements of Cash Flows for the three months ended December
                       31, 2002 and 2001 (unaudited)                                                        6

                       Notes to Unaudited Interim Consolidated Financial Statements
                                                                                                            7

       Item 2          Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                        8


       PART II         OTHER INFORMATION
       -------         -----------------

       Item 1          Legal Proceedings                                                                   13

       Item 2          Changes in Securities                                                               13

       Item 3          Defaults upon Senior Securities                                                     13

       Item 4          Submission of Matters to a Vote of Security Holders                                 13

       Item 5          Other Information                                                                   13

       Item 6          Exhibits and Reports on Form 8-K                                                    13

     SIGNATURES                                                                                            14

                                        2

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                               December 31 September 30
                                                                                   2002         2002
                                                                                ---------    ---------
                                                                                    (In Thousands)
Assets
------
Cash and cash equivalents ...................................................   $   7,475    $  15,668
Interest-bearing deposits in other banks ....................................       2,994           --
Investment securities held to maturity (estimated market value of
$2 and $518) ................................................................           2          502
Investment securities available for sale, at market value ...................      17,292       13,589
Investment in Federal Home Loan Bank stock, at cost .........................       2,700        2,600
Loans receivable, net .......................................................     223,558      219,634
Foreclosed real estate, net .................................................          26           26
Property and equipment, net .................................................       1,228        1,239
Accrued interest receivable .................................................       1,144        1,328
Deferred income taxes .......................................................         278          355
Other assets ................................................................       1,057          673
                                                                                ---------    ---------
    Total assets ............................................................   $ 257,754    $ 255,614
                                                                                =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits ....................................................................   $ 176,946    $ 177,214
Advances from the Federal Home Loan Bank ....................................      54,000       52,000
Advances from borrowers for taxes and insurance .............................         453          815
Dividends payable ...........................................................         241          241
Other liabilities ...........................................................         854          782
                                                                                ---------    ---------
    Total liabilities .......................................................     232,494      231,052
                                                                                ---------    ---------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and ...          --           --
outstanding, none
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued and outstanding 2,011,952 at December 31, 2002 and 2,011,952 at September 30,
2002 ........................................................................         201          201
Additional paid in capital ..................................................      10,132       10,089
Retained earnings, substantially restricted .................................      15,083       14,570
Accumulated other comprehensive income (loss) ...............................         148           22
Less stock acquired by ESOP and RRP .........................................        (304)        (320)
                                                                                ---------    ---------
    Total stockholders' equity                                                     25,260       24,562
                                                                                ---------    ---------
    Total liabilities and stockholders' equity ..............................   $ 257,754    $ 255,614
                                                                                =========    =========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                           Three Months Ended
                                                                December 31
                                                            2002           2001
                                                           ------         ------
                                                          (Dollars in Thousands,
                                                          Except Per Share Data)
Interest Income:
 Loans..............................................       $3,473         $3,580
 U.S. Government Obligations including agencies.....          250            290
 Other investments, including overnight deposits....           63             48
                                                           ------         ------
    Total interest income...........................        3,786          3,918
                                                           ------         ------
Interest Expense:
 Deposits...........................................        1,181          1,424
 Borrowed funds.....................................          644            597
                                                           ------         ------
    Total interest expense..........................        1,825          2,021
                                                           ------         ------
    Net interest income.............................        1,961          1,897
Provision for credit losses.........................           75             45
                                                           ------         ------
 Net interest income after provision for credit
 losses.............................................        1,886          1,852
                                                           ------         ------
Noninterest income:
 Service charges and fees on loans..................          374            249
 Other customer service fees and
 commissions........................................          145            124
 Other..............................................           17             14
                                                           ------         ------
    Total noninterest income........................          536            387
                                                           ------         ------
Noninterest expense:
 Personnel compensation and benefits................          684            685
 Occupancy and equipment............................          120            104
 Data processing....................................          151            125
 Federal insurance of accounts......................            7              6
 Advertising........................................           38             31
 Professional fees..................................           68             80
 Other..............................................          143            116
                                                           ------         ------
    Total noninterest expense.......................        1,211          1,147
                                                           ------         ------
    Income before income taxes......................        1,211          1,092
 Provision for income taxes.........................          460            415
                                                           ------         ------
   Net income.......................................       $  751         $  677
                                                           ======         ======

Basic earnings per share............................       $ 0.38         $ 0.33
                                                           ======         ======

Diluted earnings per share..........................       $ 0.36         $ 0.32
                                                           ======         ======


See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                            Three Months Ended
                                                                 December 31
                                                             2002          2001
                                                             ----          ----
                                                          (Dollars in Thousands,
                                                          Except Per Share Data)

Net Income..............................................     $751          $677

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
    available for sale..................................      126          (108)
                                                             ----          ----
Comprehensive income....................................     $877          $569
                                                             ====          ====

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended
                                                                        ------December 31------
                                                                            2002        2001
                                                                          --------    --------
                                                                         (Dollars in Thousands)
Operating activities:
 Net Income ...........................................................   $    751    $    677
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ........................................         75          45
   Provision for depreciation and amortization ........................         49          42
   Amortization of investment security premiums and accretion of
   discounts, net .....................................................         --          (5)
   (Gain) loss on sale of loans, investments and foreclosed real estate         (9)         (8)
   (Increase) decrease in accrued interest receivable .................        184        (178)
   (Increase) decrease in other assets ................................       (388)         10
   Increase (decrease) in other liabilities ...........................         72        (193)
                                                                          --------    --------
    Net cash provided by (used in) operating activities ...............        734         390
                                                                          --------    --------

Investing activities:
   Increase in interest-bearing deposits in other banks ...............     (2,994)         --
   Proceeds from the maturity of held to maturity securities ..........        500          --
   Proceeds from the maturities of investments available for sale .....      9,000       1,014
   Purchases of investment securities available for sale ..............    (12,500)     (9,000)
   Purchase of Federal Home Loan Bank stock ...........................       (100)       (150)
   Net increase in loans to customers .................................     (3,924)     (7,926)
   Principal collected on mortgage-backed securities ..................         --           1
   Purchases of premises, equipment and leasehold improvements ........        (38)        (25)
   Net (increase) decrease in foreclosed real estate ..................         --          68
                                                                          --------    --------
    Net cash provided by (used in) investing activities ...............    (10,056)    (16,018)
                                                                          --------    --------
Financing activities:
   Dividends paid .....................................................       (241)       (227)
   Net increase (decrease) in customer deposits .......................       (268)      1,194
   Proceeds from (repayments of) advances and other borrowed money ....      2,000       8,000
   Repurchase of stock ................................................         --        (462)
   Stock options exercised ............................................         --          74
   Net increase (decrease) in advance payments from borrowers for taxes
   and insurance ......................................................       (362)       (270)
                                                                          --------    --------
    Net cash provided by financing activities .........................      1,129       8,309
                                                                          --------    --------
    Increase (decrease) in cash and cash equivalents ..................     (8,193)     (7,319)
Cash and cash equivalents at beginning of period ......................     15,668      16,791
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $  7,475    $  9,442
                                                                          ========    ========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                December 31, 2002


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended December 31, 2002 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2002.

NOTE 2:  EARNINGS PER SHARE
-------  ------------------


Earnings per share is calculated as follows:

                                                         Three Months Ended
                                                            December 31
                                                          2002         2001
                                                          ----         ----
Basic Earnings Per Share:
-------------------------
Net Income ........................................   $  751,000   $  677,000
                                                      ==========   ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (29,334 and 45,334 at
December 31, 2002 and 2001, respectively) .........    1,982,619    2,028,059
                                                      ==========   ==========

Basic Earnings Per Share ..........................   $     0.38   $     0.33
                                                      ==========   ==========

Diluted Earnings Per Share:
---------------------------
Net Income ........................................   $  751,000   $  677,000
                                                      ==========   ==========
Average Shares Outstanding, Net of
unallocated ESOP Shares (29,334 and 45,334
At December 31, 2002 and 2001, respectively) ......    1,982,619    2,028,059
  Dilutive effect of RRP Plan shares ..............           --          370
  Dilutive effect of Stock Options ................       75,844       86,810
                                                      ----------   ----------
Average Shares Outstanding ........................    2,058,463    2,115,239
                                                      ==========   ==========

Diluted Earnings Per Share ........................   $     0.36   $     0.32
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

FINANCIAL CONDITION
-------------------

         At December 31, 2002, consolidated assets totaled $257.8 million, an increase of $2.1 million from September 30, 2002. The asset expansion was reflected in growth of the loan portfolio, which increased $3.9 million, a $3.7 million increase in the investment securities available for sale portfolio.
Funding for the growth in the loan and securities portfolios was provided primarily by a $2.0 million increase in FHLB advances and an $8.2 million decrease in cash and cash equivalents.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended December 31, 2002 increased $74,000 to $751,000 from $677,000 for the comparable quarter of fiscal 2002. A $64,000 increase in net interest income and an increase of $149,000 in noninterest revenues, partially offset by a $64,000 rise in noninterest expenses and a $30,000 increase in the provision for loan losses, resulted in the higher level of earnings.

         Interest Income. Interest income totaled $3.8 million for the three months ended December 31, 2002, compared to $3.9 million earned in the three months ended December 31, 2001. Interest income on loans decreased $107,000 due to a 129 basis point decline in the loan portfolio yield, reflecting lower market rates.

         Interest Expense. Interest expense totaled $1.8 million for the three months ended December 31, 2002, down $196,000 from the interest expense for the three months ended December 31, 2001. A decrease of $243,000 in interest on deposits due a 125 basis point decline in the cost of average interest-bearing deposits was partially offset by a rise of $47,000 in interest expense on FHLB advances due to a higher average balance of advances.

         Net Interest Income. For the three months ended December 31, 2002, net interest income was $2.0 million, up $64,000 from the net interest income earned in the same three months of

2001. For the three months ended December 31, 2002, the net interest rate spread and net interest margin were 2.66% and 3.15%, respectively, compared to 2.94% and 3.61%, respectively for the same period of 2001.

         Provision for Loan Losses. The provision for loan losses was $75,000 for the three months ended December 31, 2002, up $30,000 from the provision recorded in the comparable quarter of fiscal 2002. An 8.7% increase in the commercial loan portfolio in the first quarter of fiscal 2003 precipitated the increase in the provision for loan losses for the three months ended December 31, 2002. Based upon the quality of the Bank's loan portfolio, the relatively stable local economy and the level of nonperforming assets, management believes the allowance for loan losses is adequate to absorb any anticipated credit losses at December 31, 2002. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments and thus there can be no assurance that additional provisions for loan losses will not be required.

         Noninterest income. For the three months ended December 31, 2002, noninterest income was $536,000, up 38.5% from the $387,000 for the comparable 2001 period. Service charges and fees on loans were up $125,000 to $374,000 for the first quarter of fiscal 2003 from $249,000 for the comparable period of fiscal 2002 due primarily to the increased level of commercial loans and a 6.2% increase in the amount of mortgage loans closed. Other fees and commissions were up 16.8% to $145,000 for the three months ended December 31, 2002 from $124,000 for the comparable period of 2001 due primarily to increases of $13,000 in income from checking and $6,000 in fees associated with debit cards.

         Noninterest expense. Noninterest expense was $1,211,000 for the three months December 31, 2002, up 5.6% from $1,147,000 for the comparable 2001 period. Occupancy and equipment expense was up $16,000 due primarily due to higher equipment expenses. Data processing expense was $151,000, up 20.8% from the $125,000 for the comparable 2001 period, due primarily to an increased number of transaction accounts.

         Provision for Income Taxes. The provision for income taxes was $460,000 for the three months ended December 31, 2002, up 10.81% from the $415,000 provision recorded in the same three months of fiscal 2002. The primary reason for the increase was the increased level of taxable income. It is anticipated that the effective tax rate for fiscal 2003 will be relatively unchanged from the effective tax rate experienced in fiscal 2002.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of December 31, 2002. (Dollar amounts in thousands).

                                                           December 31, 2002
                                                           -----------------
                                                                      Percentage
                                                                      of assets
                                                                      ---------

GAAP Capital......................................       $22,547          8.75%
                                                         =======          ====

Tangible capital..................................       $22,399          8.71%
Tangible capital requirement......................         3,858          1.50%
                                                         -------          ----
Excess............................................       $18,541          7.21%
                                                         =======          ====

Core capital......................................       $22,399          8.71%
Core capital requirement..........................        10,288          4.00%
                                                         -------          ----
Excess............................................       $12,111          4.71%
                                                         =======          ====

Total risk-based capital (1)......................       $23,650         14.43%
Total risk-based capital requirement (1)..........        13,109          8.00%
                                                         -------          ----
Excess............................................       $10,541          6.43%
                                                         =======          ====
_____________________________
(1)  Based on risk-weighted assets of $163,867

         Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as increased interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.


LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of December 31, 2002, such borrowed funds totaled $54 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The amount of certificate accounts, which are scheduled to mature during the next twelve months ending December 31, 2003, is approximately $57 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remains with us.

         At December 31, 2002, we had loan commitments outstanding of $40.5 million. These commitments will be funded from deposit inflows, loan repayments and borrowings.

CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                            Three Months Ended
                                                                December 31
                                                                -----------
                                                           2002(1)       2001(1)
                                                           -------       -------
                                                               (Unaudited)


Basic earnings per share........................           $0.38          $0.33
Diluted earnings per share......................           $0.36          $0.32
Return on average assets........................            1.17%          1.25%
Return on average equity........................           12.05%         11.57%
Interest rate spread............................            2.66%          2.94%
Net interest margin.............................            3.15%          3.61%
Noninterest expense to average assets...........            1.88%          2.12%
Net charge-offs to average outstanding loans....             .03%           .02%



                                                       December 31  September 30
                                                           2002          2002
                                                       -----------  ------------
                                                         (DOLLARS IN THOUSANDS)
                                                               (Unaudited)
Nonaccrual loans.......................................     $742          $630
Repossessed real estate................................       26            26
                                                            ----          ----
Total nonperforming assets.............................     $768          $656
                                                            ====          ====


Allowance for credit losses to nonperforming assets....   162.83%       182.01%
Nonperforming loans to total loans.....................     0.33%         0.29%
Nonperforming assets to total assets...................     0.30%         0.26%


Book value per share...................................   $12.56        $12.21
                                                          ======        ======
________________________
(1)     The ratios for the three month periods are annualized

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.           Legal Proceedings
                  -----------------
                    Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at December 31, 2002. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                     Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                     Not applicable.


Item 5.           Other Information
                  -----------------
                     Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                    (a)  List of Exhibits:

                         3(i)  Restated Articles of Incorporation of Bedford Bancshares, Inc.*
                         3(ii) Bylaws of Bedford Bancshares, Inc.*
                         4      Specimen of Stock Certificate*
                         10.1  1994 Stock Option Plan*
                         10.2  Recognition and Retention Plan and Trust Agreement*
                         10.3  Employment Agreement between the Registrant and Harold K. Neal*
                         99.0  Certification  pursuant  to  18  U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                    (b)  Reports on Form 8-K
                         Not applicable.

_______________________
* Incorporated by reference to the Registrant's Form 10-KSB filed with the SEC on December 9, 1994 (File No. 000-24330).

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BEDFORD BANCSHARES, INC.

Date:    February 4, 2003                   By: /s/Harold K. Neal
                                                --------------------------------
                                                Harold K. Neal
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:    February 4, 2003                   By: /s/James W. Smith
                                                --------------------------------
                                                James W. Smith
                                                Vice President and Treasurer
                                                (Principal Accounting and
                                                   Financial Officer)

                            SECTION 302 CERTIFICATION

         I, Harold K. Neal, President and Chief Executive Officer of Bedford Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bedford Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 4, 2003                    /s/Harold K. Neal
                                           -------------------------------------
                                           Harold K. Neal
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, James W. Smith, Vice President, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bedford Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 4, 2003                            /s/James W. Smith
                                                   -----------------------------
                                                   James W. Smith
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer