Form 10QSB
period 2003-03-31
BEDFORD BANCSHARES INC
filed 2003-05-14
CIK 921435

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Check whether issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 9, 2003: 2,091,425

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


        PART I          FINANCIAL INFORMATION                                                                  PAGE
        ------          ---------------------                                                                  ----
        Item 1          Financial Statements

                        Consolidated Statements of Financial Condition at March 31,   2003(unaudited)
                        and September 30, 2002                                                                    3

                        Consolidated Statements of Income for the three and six months ended March 31,
                        2003 and 2002 (unaudited)                                                                 4

                        Consolidated Comprehensive Statements of Income for the three and six months
                        ended March 31, 2003 and 2002 (unaudited)                                                 5

                        Consolidated Statements of Cash Flows for the six months ended March 31, 2003
                        and 2002 (unaudited)                                                                      6

                        Notes to Unaudited Interim Consolidated Financial Statements                              7

        Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                                8


       PART II          OTHER INFORMATION
       -------          -----------------

        Item 1          Legal Proceedings                                                                        13

        Item 2          Changes in Securities                                                                    13

        Item 3          Defaults upon Senior Securities                                                          13

        Item 4          Submission of Matters to a Vote of Security Holders                                      13

        Item 5          Other Information                                                                        13

        Item 6          Exhibits and Reports on Form 8-K                                                         13

      SIGNATURES                                                                                                 14

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                  March 31    September 30
                                                                                     2003         2002
                                                                                  ---------    ---------
                                                                                      (In Thousands)
                                                                                 (Unaudited)
Assets
------
Cash and cash equivalents .....................................................   $  14,117    $  15,668
Interest-bearing deposits in other banks ......................................       2,994           --
Investment securities held to maturity (estimated market value of
$2 and $518) ..................................................................           2          502
Investment securities available for sale, at market value .....................       8,321       13,589
Investment in Federal Home Loan Bank stock, at cost ...........................       2,950        2,600
Loans receivable, net .........................................................     230,705      219,634
Foreclosed real estate, net ...................................................         126           26
Property and equipment, net ...................................................       1,216        1,239
Accrued interest receivable ...................................................       1,142        1,328
Deferred income taxes .........................................................         304          355
Other assets ..................................................................         849          673
                                                                                  ---------    ---------
    Total assets ..............................................................   $ 262,726    $ 255,614
                                                                                  =========    =========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits ......................................................................   $ 178,131    $ 177,214
Advances from the Federal Home Loan Bank ......................................      57,000       52,000
Advances from borrowers for taxes and insurance ...............................         746          815
Dividends payable .............................................................         272          241
Other liabilities .............................................................         473          782
                                                                                  ---------    ---------
    Total liabilities .........................................................     236,622      231,052
                                                                                  ---------    ---------

Commitments and contingent liabilities

Stockholders' equity
--------------------
Preferred stock, par value $.10 per share, authorized 250,000; issued and .....          --           --
outstanding, none
Common stock, par value, $.10 per share, authorized 2,750,000 shares; issued
and outstanding 2,091,425 at March 31, 2003 and 2,011,952 at September 30, 2002         209          201
Additional paid in capital ....................................................      10,624       10,089
Retained earnings, substantially restricted ...................................      15,453       14,570
Accumulated other comprehensive income (loss) .................................         105           22
Less stock acquired by ESOP and RRP ...........................................        (287)        (320)
                                                                                  ---------    ---------
    Total stockholders' equity ................................................      26,104       24,562
                                                                                  ---------    ---------
    Total liabilities and stockholders' equity ................................   $ 262,726    $ 255,614
                                                                                  =========    =========

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                               Three Months Ended  Six Months Ended
                                                      March 31          March 31
                                                   2003     2002     2003     2002
                                                  ------   ------   ------   ------
                                           (Dollars in Thousands, Except Per Share Data)
Interest Income:
 Loans ........................................   $3,390   $3,538   $6,863   $7,118
 U.S. Government obligations
    including agencies.........................      143      231      393      521
 Other investments, including overnight
    deposits...................................      139      115      202      163
                                                  ------   ------   ------   ------
    Total interest income .....................    3,672    3,884    7,458    7,802
                                                  ------   ------   ------   ------
Interest Expense:
 Deposits .....................................    1,031    1,376    2,212    2,800
 Borrowed funds ...............................      656      615    1,300    1,212
                                                  ------   ------   ------   ------
    Total interest expense ....................    1,687    1,991    3,512    4,012
                                                  ------   ------   ------   ------
    Net interest income .......................    1,985    1,893    3,946    3,790
Provision for credit losses ...................       75      100      150      145
                                                  ------   ------   ------   ------
 Net interest income after provision for credit
  losses ......................................    1,910    1,793    3,796    3,645
                                                  ------   ------   ------   ------
Noninterest income:
 Service charges and fees on loans ............      428      387      802      636
 Other customer service fees and
   commissions ................................      136      119      281      243
 Other ........................................       43       64       60       78
                                                  ------   ------   ------   ------
    Total noninterest income ..................      607      570    1,143      957
                                                  ------   ------   ------   ------
Noninterest expense:
 Personnel compensation and benefits ..........      718      580    1,402    1,265
 Occupancy and equipment ......................      115      133      235      237
 Data processing ..............................      161      114      312      239
 Federal insurance of accounts ................        8        7       15       13
 Advertising ..................................       29       31       67       62
 Professional fees ............................      137       64      205      144
 Other ........................................      122      165      265      281
                                                  ------   ------   ------   ------
    Total noninterest expense .................    1,290    1,094    2,501    2,241
                                                  ------   ------   ------   ------
    Income before income taxes ................    1,227    1,269    2,438    2,361
 Provision for income taxes ...................      466      429      926      844
                                                  ------   ------   ------   ------
   Net income .................................   $  761   $  840   $1,512   $1,517
                                                  ======   ======   ======   ======

Basic earnings per share ......................   $ 0.38   $ 0.43   $ 0.76   $ 0.76
                                                  ======   ======   ======   ======

Diluted earnings per share ....................   $ 0.38   $ 0.41   $ 0.76   $ 0.73
                                                  ======   ======   ======   ======

See notes to consolidated financial statements

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                       Comprehensive Statements of Income
                                   (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                        March 31             March 31
                                                    2003       2002       2003      2002
                                                    ----       ----      -----      ----
                                              (Dollars in Thousands, Except Per Share Data)
Net Income ...................................   $   761    $   840    $ 1,512   $ 1,517

Other comprehensive income, net of tax effect:

   Unrealized gains (losses) on securities
   available for sale ........................       (43)      (301)        83      (409)
                                                 -------    -------    -------   -------

Comprehensive income .........................   $   718    $   539    $ 1,595   $ 1,108
                                                 =======    =======    =======   =======


                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                March 31
                                                                              2003        2002
                                                                          --------    --------
                                                                         (Dollars in Thousands)
Operating activities:
 Net Income ...........................................................   $  1,512    $  1,517
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses ........................................        150         145
   Provision for depreciation and amortization ........................        101          93
   Amortization of investment security premiums and accretion
      Of discounts, net ...............................................         --           9
   (Increase) decrease in deferred income taxes .......................         51          23
   (Gain) loss on sale of loans, investments and foreclosed real estate        (29)        (41)
   (Increase) decrease in accrued interest receivable .................        186        (297)
   (Increase) decrease in other assets ................................       (176)         58
   Increase (decrease) in other liabilities ...........................       (309)       (351)
                                                                          --------    --------
    Net cash provided by (used in) operating activities ...............      1,486       1,156
                                                                          --------    --------
Investing activities:
   Increase in interest-bearing deposits in other banks ...............     (2,994)         --
   Proceeds from the sale of available for sale investment securities .     18,150       2,051
   Proceeds from maturities of held to maturity investment securities .        500          --
   Purchases of available for sale investment securities ..............    (12,750)    (10,500)
   Purchase of Federal Home Loan Bank stock ...........................       (350)       (300)
   Net increase in loans to customers .................................    (11,071)    (20,593)
   Principal collected on mortgage-backed securities ..................         --           1
   Purchases of premises, equipment and leasehold improvements ........        (78)        (80)
   Net (increase) decrease in foreclosed real estate ..................       (100)         68
                                                                          --------    --------
    Net cash provided by (used in) investing activities ...............     (8,693)    (29,353)
                                                                          --------    --------
Financing activities:
   Dividends paid .....................................................       (483)       (437)
   Net increase (decrease) in customer deposits .......................        917      14,136
   Proceeds from (repayments of) FHLB advances ........................      5,000      12,000
   Vesting of RRP shares ..............................................         --          42
   Repurchase of stock ................................................       (333)     (1,008)
   Stock options exercised ............................................        594         102
   Net increase (decrease) in advance payments from borrowers for
     Taxes and insurance ..............................................        (69)         18
   Other, net .........................................................         30          23
                                                                          --------    --------
    Net cash provided by financing activities .........................      5,656      24,876
                                                                          --------    --------
    Increase (decrease) in cash and cash equivalents ..................     (1,551)     (3,321)
Cash and cash equivalents at beginning of period ......................     15,668      16,761
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $ 14,117    $ 13,440
                                                                          ========    ========

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
          Notes to Unaudited Interim Consolidated Financial Statements
                                 March 31, 2003


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

         The accompanying unaudited interim consolidated financial statements include the accounts of Bedford Bancshares, Inc. and its wholly-owned subsidiaries Bedford Federal Savings Bank and Central Virginia Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations for the interim period ended March 31, 2003 is not necessarily indicative of the results which may be expected for any future period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2002.

NOTE 2:  EARNINGS PER SHARE
-------  ------------------

Earnings per share are calculated as follows:

                                                              Three Months Ended            Six Months Ended
                                                                    March 31                     March 31
                                                               2003          2002           2003          2002
                                                               ----          ----           ----          ----
Basic Earnings Per Share:
Net Income............................................       $761,000      $840,000     $1,512,000      $1,517,000
                                                             ========      ========     ==========      ==========
Average Shares Outstanding, Net of
Unallocated ESOP Shares (29,334 and 45,334 at
March 31, 2003 and 2002, respectively)................      1,992,239     1,984,527      1,987,376       2,006,532
                                                            =========     =========      =========       =========
Basic Earnings Per Share..............................          $0.38         $0.43          $0.76           $0.76
                                                                =====         =====          =====           =====

Diluted Earnings Per Share:
Net Income............................................       $761,000      $840,000     $1,512,000      $1,517,000
                                                             ========      ========     ==========      ==========
Average Shares Outstanding, Net of unallocated ESOP
Shares (29,334 and 45,334 at March 31, 2003 and
2002,  respectively)..................................      1,992,239     1,984,527      1,987,376       2,006,532
  Dilutive effect of RRP Plan shares..................             --            --             --              --
  Dilutive effect of Stock Options....................         25,960        82,084         25,960          81,993
                                                            ---------     ---------      ---------       ---------
Average Shares Outstanding............................      2,018,199     2,066,611      2,013,336       2,088,525
                                                            =========     =========      =========       =========
Diluted Earnings Per Share............................          $0.38         $0.41          $0.76           $0.73
                                                                =====         =====          =====           =====

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
     Notes to Unaudited Interim Consolidated Financial Statements, continued
                                 March 31, 2003

NOTE 3:  PROPOSED MERGER
-------  ---------------

         On March 20, 2003, the Board of Directors approved an agreement and plan of merger pursuant to which 100% of the outstanding common stock of Bedford Bancshares, Inc. would be acquired by FNB Corporation. The agreement is subject to the approval of Bedford Bancshares, Inc. and FNB Corporation shareholders and all necessary regulatory agencies.

NOTE 4:  STOCK OPTIONS
-------  -------------

         The Company established two stock option plans during 1995, for directors, officers and employees. The exercise price under both plans is the fair market value on the date of the grants. One is a non-incentive stock option plan and the other is an incentive stock option plan. Rights to exercise options granted vest at the rate of 20% per year, beginning on the first anniversary of the grant. A summary of the stock option activity is as follows:

                                      Weighted
                                      Average
                                      Exercise Available   Options    Vested and
                                       Price   For Grant Outstanding Exercisable
--------------------------------------------------------------------------------
Balance at September 30, 2002           $6.11   20,994     128,060     128,060
  Granted                                  --       --          --          --
  Vested                                   --       --          --          --
  Exercised                              6.32              (93,988)    (93,988)
--------------------------------------------------------------------------------
Balance at March 31, 2003               $5.50   20,994      34,072      34,072
--------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
-----------------------------------------------------

         The financial statements of Bedford Bancshares, Inc. are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments, including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes that, of its significant accounting policies, the most critical accounting policies it applies are those related to the valuation of the loan portfolio.

         A variety of factors impact carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of amortization of loan fees, and deferred origination costs. The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses determined by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the view of regulators, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

FINANCIAL CONDITION
-------------------

         At March 31, 2003, consolidated assets totaled $262.7 million, an increase of $7.1 million from September 30, 2002. Assets increased primarily due to the growth in the loan portfolio, which totaled $230.7 million at March 31, 2003, an increase of $11.1 million from September 30, 2002. The funding for the loan growth was primarily provided by a $5.3 million decrease in investment securities available for sale and a $5.0 million increase in FHLB advances.

RESULTS OF OPERATIONS
---------------------

         General. Net income for the three months ended March 31, 2003 decreased $79,000, or 9.4%, to $761,000 from $840,000 for the comparable 2002 period. Net income for the six months ended March 31, 2003, was $1,512,000, relatively unchanged from the $1,517,000 earned in the comparable 2002 period. For both periods, increases in net interest income and noninterest income were offset by increases in noninterest expenses.

         Interest Income. Interest income totaled $3.7 million for the three months ended March 31, 2003, a $212,000 decrease from $3.9 million for the comparable 2002 period. A 115 basis point decline in the yield on the loan portfolio combined with a 139 basis point decline in the yield on investment securities accounted for most of the decrease. Partially offsetting the yield decline was a 14.5% increase in the level of average loans outstanding.

         For the six months ended March 31, 2003, interest income totaled $7.4 million, a $344,000 decrease from the $7.8 million for the comparable 2002 period. A decrease of 122 basis points in the yield on average loans outstanding combined with a 110 basis point decline in the yield on average investment securities were the primary factors in the lower interest income. The yield declines were partially offset by a 15.7% increase in the average outstanding loan balance.

         Interest Expense. Interest expense totaled $1.7 million for the three months ended March 31, 2003, a $304,000 decrease from the $2.0 million for the comparable 2002 period. Although average interest bearing liabilities of $216.2 million in the second quarter of fiscal 2003 reflected an increase of 13.1% from the average for the comparable quarter of fiscal 2002, a 105 basis point decline in their cost more than offset the growth and resulted in the lower interest expense.

         For the six months ended March 31, 2003, interest expense totaled $3.5 million, a $500,000 decrease from $4.0 million for the comparable 2002 period. A 107 basis point decline in the cost of average interest bearing liabilities more than offset an increase of 16.1% in average bearing liabilities when comparing the six months ended March 31, 2003 to the same six months of fiscal 2002.

         Net Interest Income. For the three months ended March 31, 2003, net interest income was $2.0 million, up $92,000 from the net interest income earned in the same period of 2002. Although interest income for the period declined, interest expense declined at a faster pace, resulting in the higher level of net interest income. For the three months ended March 31, 2003, the net interest spread and margin were 2.66% and 3.15%, respectively, compared to 2.77% and 3.41%, respectively, for the same period of 2002.

         For the six months ended March 31, 2003, net interest income was $3.9 million, up $156,000 from the net interest income earned in the same period of 2002. For the six months ended March 31, 2003, average earning assets were $250.8 million, up 16.0% from the average for the same period of 2002. For the six months ended March 31, 2003, the net interest spread and margin were 2.66% and 3.15%, respectively, compared to 2.86% and 3.51% for the same period of 2002.

         Provision for Loan Losses. The provision for loan losses was $75,000 for the three months ended March 31, 2003, compared to $100,000 for the same 2002 period. For the six months ended March 31, 2003 the provision for loan losses was $150,000 compared to $145,000 for the same period of 2002. Based upon the quality of the Bank's loan portfolio, the relatively stable local economy, and the level of nonperforming assets, management believes the allowance for loan losses is adequate to absorb any anticipated credit losses at March 31, 2003. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments and thus there can be no assurance that additional provisions for loan losses will not be required.

         Noninterest Income. For the three months ended March 31, 2003, noninterest income was $607,000, up $37,000 from the $570,000 for the comparable 2002 period. Service charges and fees on loans were up $41,000 to $428,000 for the second quarter of fiscal 2003 from $387,000 for the comparable period of fiscal 2002, due primarily to a higher level of fees associated with commercial loan originations. Other customer service fees and commissions increased $17,000 to $136,000 in the second quarter of fiscal 2003 from $119,000 for the same quarter of fiscal 2002 due primarily to the increase number of transaction accounts. Other noninterest income decreased $21,000 to $43,000 for the three months ended March 31, 2003 from $64,000 for the comparable 2002 period due primarily to the $29,000 gain realized on the sale of available for sale securities in the second quarter of fiscal 2002.

         For the six months ended March 31, 2003, noninterest income was $1.1 million, compared to $957,000 for the same period of 2002. Service charges and fees on loans were up $166,000 due to origination of both commercial and mortgage loans during the period. Other customer service fees and commissions were up $38,000 due to a higher number of transaction accounts, while other noninterest income was down $18,000 due primarily to gains realized on the sale of available for sale securities in fiscal 2002.

         Noninterest Expense. Noninterest expense totaled $1.3 million for the three months ended March 31, 2003, compared to $1.1 million for the same three months of fiscal 2002. Personnel compensation and benefits was up $138,000 due primarily to expenses related to the fair market value of ESOP shares and general merit increases. Occupancy and equipment expense decreased $18,000 due to lower equipment related expenses. Data processing expense was up $47,000 due to charges for system upgrades. Professional fees were up $73,000 due to higher legal expenses and investment banking fees. Other noninterest expense declined $43,000 due primarily to the write-off in the second quarter of fiscal 2002 of $33,000 of uncollectible NOW account overdrafts.

         For the six months ended March 31, 2003, noninterest expense was $2,501,000, compared to $2,241,000 for the comparable period of 2002. Personnel compensation and benefits was up $137,000 due to expenses associated with the increase in fair market value of ESOP shares and general merit increases. Data processing charges were up $73,000 due to system upgrades. Professional fees were up $61,000 due primarily to higher legal expenses and investment banking fees.

         Provision for Income Taxes. The provision for income taxes was $466,000 for the three months ended March 31, 2003, up $37,000 from the $429,000 provision recorded in the same three months of fiscal 2002. The primary reason for the increase was a tax credit received in the second quarter of fiscal 2002.

         For the six months ended March 31, 2003, the provision for income taxes was $926,000, up 9.7% from the $844,000 provision for the same period of fiscal 2002. A tax credit received in the second quarter of fiscal 2002 was the primary reason for the increase.

CAPITAL COMPLIANCE
------------------

The following table presents the Bank's compliance with its regulatory capital requirements of March 31, 2003. (Dollar amounts in thousands).


                                                             March 31, 2003
                                                         -----------------------
                                                                     Percentage
                                                                      of assets
                                                                    ------------

GAAP Capital........................................   $23,326            8.89%
                                                       =======            =====

Tangible capital....................................   $23,221            8.85%
Tangible capital requirement........................    $3,935            1.50%
                                                        ------            -----
Excess..............................................   $19,286            7.35%
                                                       =======            =====

Core capital........................................   $23,221            8.85%
Core capital requirement............................    10,494            4.00%
                                                        ------            -----
Excess..............................................   $12,727            4.85%
                                                       =======            =====

Total risk-based capital (1)........................   $24,530           14.76%
Total risk-based capital requirement (1)............    13,298            8.00%
                                                        ------            -----
Excess..............................................   $11,232            6.76%
                                                       =======            =====
-----------------------------
(1)  Based on risk-weighted assets of $166,224

     Management believes that under current regulations, we will continue to meet our minimum capital requirements in the foreseeable future. Events beyond our control, such as changes in interest rates or a downturn in the economy in areas in which we operate could adversely affect future earnings and as a result, our ability to meet our future minimum capital requirements.

LIQUIDITY
---------

         Our liquidity is a measure of our ability to fund loans, pay deposit withdrawals and other cash outflows in an efficient, cost effective manner. Our primary sources of funds are deposits, and scheduled amortization and prepayment of loans. In addition, we supplement our funding needs by borrowing funds from the Federal Home Loan Bank ("FHLB") of Atlanta. As of March 31, 2003, such borrowed funds totaled $57 million. Loan payments and prepayments, deposits and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The amount of certificate accounts scheduled to mature during the next twelve months ending March 31, 2003, is approximately $49.1 million. To the extent that these deposits do not remain with us upon maturity, we believe that we can replace these funds with other deposits, FHLB advances or other borrowings. It has been our experience that a substantial portion of such maturing deposits remain with us.

         At March 31, 2003, we had loan commitments outstanding of $46.4 million. These commitments will be funded from deposit inflows, loan repayments and borrowings. In addition, the Bank had entered into an agreement to purchase $10 million of available for sale securities.

CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures ( as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     BEDFORD BANCSHARES, INC. AND SUBSIDIARY
                              Key Operating Ratios

                                                     Three Months Ended      Six Months Ended
                                                         March 31               March 31
                                                         --------               --------
                                                     2003(1)   2002(1)       2003(1)   2002(1)
                                                     -------   -------       -------   -------
                                                                  (Unaudited)
Basic earnings per share .......................     $0.38      $0.43         $0.76     $0.76
Diluted earnings per share......................     $0.38      $0.41         $0.76     $0.73
Return on average assets........................      1.17%      1.46%         1.17%     1.36%
Return on average equity........................     12.02%     14.32%        11.94%    12.93%
Interest rate spread............................      2.66%      2.77%         2.66%     2.86%
Net interest margin.............................      3.15%      3.41%         3.15%     3.51%
Noninterest expense to average assets...........      1.99%      1.90%         1.93%     2.01%
Net charge-offs to average outstanding loans....       .03%       .05%          .04%      .03%



                                                         March 31   September 30
                                                           2003         2002
                                                           ----         ----
                                                         (Dollars in thousands)
                                                       (Unaudited)
Nonaccrual loans.......................................   $1,171        $630
Repossessed real estate................................      126          26
                                                             ---          --
Total nonperforming assets.............................   $1,297        $656
                                                          ======        ====


Allowance for credit losses to nonperforming assets....   100.90%     182.01%
Nonperforming loans to total loans.....................     0.51%       0.29%
Nonperforming assets to total assets...................     0.49%       0.26%


Book value per share ..................................   $12.48      $12.21
                                                          ======      ======
------------------------
(1)  The ratios for the three- and six-month periods are annualized

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                    Neither the Corporation nor the Bank was engaged in any legal proceedings of a material nature at March 31, 2003. From time to time, the Corporation is a part to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.           Changes in Securities
                  ---------------------
                     Not applicable.

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                     Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                   The annual meeting of shareholders of the Corporation was held on January 23, 2003 and the following items were acted upon:
                   Election of Directors Jennie T. Allman, George N. Cooper, and William P. Pickett for terms of three years. They were elected as indicated below:

                                                 Votes       Votes
                                                  For       Withheld
                                                  ---       --------
                        Jennie T. Allman       1,672,387      5,251
                        George N. Cooper       1,671,703      5,935
                        William P. Pickett     1,671,966      5,672

                    Ratification of the appointment of BDO Seidman,  LLP, as the
                    Corporation's   auditors  for  the  2003  fiscal  year.  BDO
                    Seidman, LLP, was ratified as follows:

                                                 Votes       Votes
                                                  For       Against    Abstain
                                                  ---       --------   -------
                                               1,663,050     12,914    1 ,674

Item 5.           Other Information
                  -----------------
                     Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  List of Exhibits:
                       2.1  Agreement and Plan of Merger, dated as of March 20, 2003, between Bedford Bancshares, Inc., and FNB Corporation *
                       3(i) Restated Articles of Incorporation of Bedford Bancshares, Inc.**
                       3(ii)Bylaws of Bedford Bancshares, Inc.**
                       4    Specimen of Stock Certificate**
                      10.1  1994 Stock Option Plan**
                      10.2  Recognition and Retention Plan and Trust Agreement**
                      10.3  Employment Agreement between the Registrant and Harold K. Neal**
                      99.0  Certification  pursuant  to  18  U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K
                      On March 24, 2003, the registrant filed a Form 8-K
                      disclosing the signing of a definitive merger agreement with FNB Corporation.


                    -----------------------
                    *    Incorporated by reference to the registrant's  Form 8-K
                         filed  with  the  SEC  on  March  24,  2003  (File  No.
                         000-24330)
                    **   Incorporated  by  reference  to the  Registrant's  Form
                         10-KSB filed with the SEC on December 9, 1994 (File No.
                         000-24330).

                           BEDFORD BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BEDFORD BANCSHARES, INC.



Date:    May 14, 2003                        By:   /s/ Harold K. Neal
                                                   -----------------------------
                                                   Harold K. Neal
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date:    May 14 , 2003                        By:  /s/ James W. Smith
                                                   -----------------------------
                                                   James W. Smith
                                                   Vice President and Treasurer
                                                   (Principal Accounting and
                                                      Financial Officer)

                            SECTION 302 CERTIFICATION

         I, James W. Smith, Vice President, Treasurer and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bedford Bancshares,
     Inc.:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"):

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                           /s/ James W. Smith
                                              ----------------------------------
                                              James W. Smith
                                              Vice President, Treasurer and
                                              Chief Financial Officer

                            SECTION 302 CERTIFICATION

         I, Harold K. Neal, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bedford Bancshares,
     Inc.:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"):

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                        /s/ Harold K. Neal
                                           -------------------------------------
                                           Harold K. Neal
                                           President and Chief Executive Officer